Form 10-Q
period 1995-03-31
WELLS REAL ESTATE FUND I
filed 1995-08-29
CIK 746259

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      Form 10-Q
          (Mark one)
          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended          June 30, 1995

          ____________                        or

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from        to
          _______________





          Commission file number             0-16518

          _______________


          Wells Real Estate Fund II

          _______________

         (Exact name of registrant as specified in its charter)

          Georgia                                 58-1678709

         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)

          3885 Holcomb Bridge Road, Norcross, Georgia                 30092

          (Address of principal executive offices)                (Zip Code)

          Registrant's telephone number, including area code  (404) 449-7800

          ______________







          _______________

                 (Former name, former address and former fiscal year,
                           if changed since last report)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X        No _____





          Form 10-Q


         Wells Real Estate Fund II


         Index


                                                                    Page No.


          PART I.   FINANCIAL INFORMATION

                    Item 1.  Financial Statements

                         Balance Sheets - June 30, 1995 (Unaudited) and
                         December 31, 1994.............................   3

                         Statements of Earnings for the Three Months and
                          Six Months  Ended June 30,  1995 (Unaudited)  and
                          1994 (Unaudited).............................   4

                         Statements of Cash Flows for the Six Months
                          Ended June 30, 1995 (Unaudited) and 1994
                          (Unaudited)..................................   5

                         Condensed Notes to Financial Statements........  6

                    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                             Operations................................. 10


          PART II.  OTHER INFORMATION................................... 15










                                          3





                              WELLS REAL ESTATE FUND II
                               (a Limited Partnership)

                                   Balance Sheets

                                  (Unaudited)
Assets                            June 30, 1995          December 31,1994

Cash and cash equivalents         $      33,682           $     112,536
Investment in joint venture(note2)   26,093,563              26,432,145
Due from affiliate                      468,917                 446,796
Due from Limited Partners                 4,414                  13,504

   Total assets                      26,600,576              27,004,981

   Liabilities and Partners'Capital

Liabilities:
Partnership distributions payable $     481,818                 463,137
Due to affiliate                              0                  84,504
   Total liabilities                    481,818                 547,641

Partners' capital:                            0                       0
 General partners
 Limited partners
 Class A - 108,572 units             24,215,738              24,160,544
 Class B - 30,221 units               1,903,020               2,296,796

 Total Partners' capital             26,118,758              26,457,340

 Total liabilities and
 Partners'capital                    26,600,576              27,004,981

See accompanying condensed notes to financial statements.




                                          4





                              WELLS REAL ESTATE FUND II
                               (a Limited Partnership)

                               Statements of Earnings
                                     (Unaudited)

                           Three Months Ended           Six Months Ended
                         June 30,1995  June 30,1994   June 30,1995  June 30,1994
Revenues:
Equity in earnings of
joint ventures(note 2)      314,112      168,961          570,820      255,715
Interest income                 145        1,383              365        3,945
Net earnings                314,257      170,344          571,185      259,660

Net loss allocated
to General Partners               0            0                0            0

Net earnings allocated to
Class A Limited Partners    510,176      361,868          964,960      639,031

Net loss allocated to
Class B Limited Partners   (195,919)    (191,523)        (393,775)    (379,370)

Net earnings per Class A
Limited Partner Unit           4.70         3.33             8.89         5.89

Net loss per Class B
Limited Partner Unit          (6.48)       (6.34)          (13.03)      (12.55)

Cash distribution per
Class A Limited Partner
Unit                           4.35         3.29             8.38         5.82




See accompanying condensed notes to financial statements.








                              WELLS REAL ESTATE FUND II
                               (a Limited Partnership)

                              Statements of Cash Flows
                                     (Unaudited)

                                                          Six Months Ended
                                                  June 30,1995   June 30, 1994

          Cash flows from operating activities:
             Net earnings
                                                    $  571,185   $    259,660
             Adjustments to reconcile net earnings
               to net cash provided by
               operating activities:

               Equity in earnings of joint            (570,820)      (255,715)
               ventures
               Changes in assets and liabilities:
                 Decrease in due from
                    limited partners                     9,090          5,328
                 Increase in accounts receivable             0           (190)
                 Decrease in due to affiliates         (84,504)             0
                 Net cash (used in) provided by
                     operating activities              (75,049)         9,083

          Cash flows provided by investing activities:
            Investment in joint venture                      0        (78,863)
            Distributions received from joint venture  884,084         536,206
            Net cash provided by investing activities  884,084         457,343
          Cash flows used in financing activities:
             Partnership distributions paid           (887,889)       (695,601)

          Net decrease in cash and cash equivalents    (78,854)       (229,175)

          Cash and cash equivalents, beginning of year 112,536         330,269

          Cash and cash equivalents, end of period      33,682         101,094


       See accompanying condensed notes to financial statements.






                              WELLS REAL ESTATE FUND II
                               (a Limited Partnership)

                       Condensed Notes to Financial Statements
                                     (Unaudited)

          (1) Basis of Presentation. The financial statements of Wells Real Estate Fund II (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such period. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1994.

          (2) Investments in Joint Venture. The Partnership owns all of its properties through a joint venture (the "Fund II - Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia limited partnership affiliated with the Partnership through common General Partners. As of June 30, 1995, the Partnership's equity interest in the Fund II -Fund II-OW Joint Venture was approximately 95%.

               The Fund II - Fund II-OW Joint Venture owns the following property directly:

          The Charlotte Project is a two-story office building containing approximately 70,752 square feet located in Charlotte, North Carolina.

               In addition, the Fund II - Fund II-OW Joint Venture owns interests in the following properties through joint ventures:

          The Tucker Project is a commercial property known as "Heritage Place at Tucker" consisting of a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet located in Tucker, Dekalb County, Georgia, which is owned by a joint venture (the "Tucker-Cherokee Joint Venture") between the Fund II - Fund II-OW Joint Venture and Wells Real Estate Fund I ("Wells Fund I"). Wells Fund I is a Georgia limited partnership affiliated with the Partnership through common General Partners.
           As of June 30, 1995, the Fund II - Fund II-OW Joint Venture's equity interest in the Tucker Project was approximately 45%.

          The Cherokee Project is a  retail shopping center  known as the "Cherokee Commons Shopping Center" containing approximately 90,415 square feet located in metropolitan Atlanta, Cherokee County, Georgia, which is also owned by the Tucker-Cherokee Joint Venture. As of June 30, 1995, the Fund II - Fund II-OW Joint Venture's equity interest in the Cherokee Project was approximately 69%.

          The Atrium is a four-story office building known as "The Atrium at Nassau Bay" containing approximately 119,000 square feet located in metropolitan Houston, Nassau Bay, Texas, which is owned by a joint venture (the "Fund II - Fund III Joint Venture") between the Fund II - Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Wells Fund III"). Wells Fund III is a Georgia limited partnership affiliated with the Partnership through common General Partners. As of June 30, 1995, the Fund II - Fund II-OW Joint Venture's equity interest in the Atrium was approximately 66%.

          The 880  Property is  a 5.8  acre tract  of   real  property
          located at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia, which is currently being developed into two separate tracts, as follows:

          The Brookwood Grill is a 1.5 acre tract of the 880 Property owned by the Fund II - Fund III Joint Venture, which was developed and is currently being operated as a restaurant. As of June 30, 1995, the Fund II - Fund II-OW Joint Venture's equity interest in the Brookwood Grill was approximately 62%.

          The Holcomb Bridge Road Project is a 4.3 acre tract  of the
          880 Property being developed in a newly formed joint venture. During the first quarter of 1995, the Fund II - Fund III Joint Venture, Wells Real Estate Fund VI, L.P. ( Wells Fund VI), a Georgia limited partnership affiliated with the Partnership through common general partners, and Wells Real Estate Fund VII,
          L.P.  (``Wells  Fund  VII''),  a  Georgia   limited  partnership
          affiliated with the Partnership through common general partners, entered into a joint venture agreement knows as Fund II, III, VI
          and VII Associates (the   Fund II-III-VI-VII Joint  Venture).
          The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership. The Fund
          II-III-VI-VII Joint Venture plans to develop the remaining portion of the 880 Property into two buildings containing a total of approximately 48,000 square feet. At present, it is anticipated that approximately 26,000 square feet will be developed as office space and that approximately 22,000 square feet will be developed as retail space. The cost to develop the Holcomb Bridge Road Project, excluding the cost of the land, is currently anticipated to be approximately $4,000,000. As of June 30, 1995, Wells Fund VI had contributed approximately $515,370 to the Fund II-III-VI-VII Joint Venture for the development of the Holcomb Bridge Road Project. The ultimate ownership percentages of the joint venture partners in the Fund II-III-VI-VII Joint Venture have not been determined at this time.

               For further information regarding the foregoing properties, refer to the Partnership's Form 10-K for the year ended December 31, 1994.

               See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary and discussion of the operations of the properties described above during the quarter ended June 30, 1995.

               The following summarizes the condensed financial statements of the Fund II - Fund II-OW Joint Venture:



                       FUND II AND FUND II - OW JOINT VENTURE
                                   Balance Sheets

                                  (Unaudited)
Assets                          June 30, 1995          December 31, 1994


Real Estate:
Land                             $  1,367,856            $  1,367,856
Building and improvements, net      6,388,989               6,495,708
                                    7,756,845               7,863,564

Investment in joint ventures       19,641,335              19,904,703
Procurement Fees                      107,070                 138,595
Cash and cash equivalents              68,210                 516,449
Due from affiliates                   414,396                 147,852
Receivables and other assets          126,602                       0
  Total assets                     28,114,458              28,571,163

  Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued
  expenses                             54,600                  72,602
 Due to affiliates                      3,231                 111,348
Partnership distributions payable     498,736                 471,753
    Total liabilities                 556,567                 655,703

Partners' capital:
  Wells Real Estate Fund II        26,093,563              26,432,145
  Wells Real Estate Fund II-OW      1,464,328               1,483,315
     Total partners'capital        27,557,891              27,915,460

     Total liabilities and
     partners' capital             28,114,458              28,571,163




                        FUND II AND FUND II-OW JOINT VENTURE
                               Statements of Earnings
                                     (Unaudited)

                           Three Months Ended           Six Months Ended
                        June 30,1995  June 30,1994    June 30,1995  June 30,1994

Revenues:
 Rental income             114,717      76,478          229,434        76,478
 Equity in earnings of
  joint ventures           305,151     249,946          581,822       507,747
 Interest income               114       4,646              317        11,175

Expenses:
 Management and leasing
  fees                       6,883       4,589           13,766         4,589
 Depreciation &
  amortization              53,158      51,628          106,316       100,198
 Other operating costs      28,128      96,473           88,660       220,645
                            88,169     152,690          208,742       325,432

   Net earnings            331,813     178,380          602,831       269,968

Cash Distributions to
 the Partnership           472,115     355,706          909,403       627,755



          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               As of June 30, 1995, the Partnership owned interests in  the
          following  properties  through  the  Fund  II-Fund  II-OW   Joint
          Venture:

          Charlotte Project

                            Three Months Ended          Six Months Ended
                       June 30,1995  June 30,1994   June 30,1995  June 30,1994

Rental Income            $ 103,176  $  67,784       $  206,352   $   68,784
Straight Line
Rent Adjustment             11,540      7,694           23,081        7,694
Operating Expenses          11,837     40,545           33,343      108,909
Operating Income(Loss)     102,879     34,933          196,090      (32,431)
Depreciation, General and
 Administrative Expenses    53,158     73,674          106,316      150,406
Net Income (Loss)           49,721    (38,741)          89,774     (182,837)  $

 Occupied %                 100.00%    100.00%          100.00%      100.00%
 Partnership Ownership%      94.69%     94.72%           94.69%       94.72%

Cash generated to the
 Partnership                89,719          0          167,077           0


          Rental income increased for the three months and six months ended June 30, 1995, over the same periods in 1994, due to the vacancy of the property during 1994. Operating expenses at the Charlotte Project decreased during the second quarter 1995 as compared to the second quarter of 1994 due to property taxes and maintenance expenses now being paid by First Union Bank. General and Administrative expenses decreased over 1994 levels due mainly to a decrease in marketing and administrative expenses relating to the lease-up of the building.




Brookwood Grill

                           Three Months Ended       Six Months Ended
                    June 30,1995   June 30,1994   June 30,1995  June 30,1994

Rental Income           $56,187    $  56,187        $112,375     $ 112,375
Operating Expenses, Net
 of Reimbursements        7,063       11,653          11,170        19,415
Operating Income         49,124       44,534         101,205        92,960
Depreciation,General and
 Administrative Expenses 24,214       25,148          51,270        49,129
Net Income               24,910       19,386          49,935        43,831


Occupied %               100.00%      100.00%         100.00%       100.00%
Partnership Ownership%    59.04%       59.06%          59.04%        59.06%

Cash Distributions to the
 Fund II - Fund II-OW
 Joint Venture          $24,407      $20,963       $   48,886    $  45,081


          Both net income and cash distributions increased on a year to date basis over 1994 due primarily to decreased operating expenditures and increased common area maintenance billings to the tenant in 1995, the majority of which represents a timing difference in billing.






Heritage Place at Tucker

                             Three Months Ended         Six Months Ended
                         June 30,1995   June 30,1994  June 30,1995  June 30,1994

Rental Income              $ 322,051      $299,398      $644,015      $587,580
Operating Expenses           142,601       137,297       304,988       257,211
Operating Income             179,450       162,101       339,027       330,369
Depreciation, Refurbish-
 ment and Other               83,869        77,047       178,507       166,738
Net Income                    95,581        85,054       160,520       163,631

Occupied %                     96.42%        96.14%        96.42%        96.14%
Ownership %                    42.52%        42.52%        42.52%        42.52%

Cash Distributions to the
Fund II - Fund II-OW
Joint Venture               $ 69,141      $ 43,499      $125,923      $ 91,617

          Rental income increased for the three months and six months ended June 30, 1995, as compared to the same periods in 1994, due primarily to higher base rents and a slight increase in tenant occupancy. Operating expenses increased approximately $5,000 for the second quarter of 1995 as compared to the second quarter of 1994 due chiefly to increased landscaping and electricity expenses. These expenses, coupled with the increased property taxes and utilities for the first quarter of 1995, resulted in higher operating expenses of approximately $48,000 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Depreciation, refurbishment and other expenses also increased slightly for the three months and six months ended June 30, 1995, as compared to the same periods in 1994, due chiefly to reimbursements by tenants for capital improvements in 1994. While net income has increased for the three months ended June 30, 1995, net income decreased slightly for the six months ended June 30, 1995 as compared to the same periods in 1994 for the reasons discussed above. Cash distributions have increased for both the three months and six months ended June 30, 1995 as compared to 1994 levels due primarily to capitalized tenant improvements made during the first two quarters of 1994.






Cherokee Commons Shopping Center

                          Three Months Ended          Six Months Ended
                      June 30,1995  June 30,1994   June 30,1995  June 30,1994

Rental Income           $ 147,679     $134,041       $293,517     $259,070
Operating Expenses, Net
 of Reimbursements         28,951       25,144         60,122       44,215
Operating Income          118,728      108,897        233,395      214,855
Depreciation, Refurbish-
 ment and Other            60,694       57,071        127,316      127,830
Net Income                 58,034       51,826        106,079       87,025

Occupied %                  94.52%       86.00%         94.52%       86.00%
Ownership %                 65.74%       64.67%         65.74%       64.67%

Cash Distributions to the
 Fund II - Fund II-OW
 Joint Venture            $56,579     $ 53,679        $81,339     $ 89,858


          Rental income increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994. This increase is primarily due to increased tenant occupancy. Operating expenses increased due primarily to timing differences in billing tenant expense reimbursements. Depreciation, refurbishment, and other expenses increased for the three months ended June 30, 1995, as compared to the three months ended June 30, 1994, due chiefly to a increase in depreciation expense. However, depreciation, refurbishment and other expenses remained relatively stable for the six months ended June 30, 1995 as compared to the same period for 1994. Although cash distributions for the six month ended June 30, 1995 are lower than the 1994 levels due to expenditures for capital improvements, cash distributions for the second quarter of 1995 remained relatively stable when compared to the same period in 1994.

          A lease amendment was executed with Kroger to expand its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was approximately $2,800,000. The initial cost of this expansion was funded from existing reserves held by the Partnership, Wells Fund I, and Fund II - Fund II-OW Joint Venture. It is anticipated that the remaining funding will be provided by Wells Real Estate Fund VI and Wells Real Estate fund VII in the amount of $953,798 each.



The Atrium Property

                          Three Months Ended         Six Months Ended
                      June 30,1995  June 30,1994  June 30,1995  June 30,1994

Rental Income           $519,837      $519,836      $1,039,673    $1,039,673
Operating Expenses, Net
 of Reimbursements        91,038       147,353         189,993       258,655
Operating Income         428,799       372,483         849,680       781,018
Depreciation, Refurbish-
 ment and Other          114,163       121,891         232,368       250,838
Net Income               314,636       250,592         617,312       530,180

Occupied %                100.00%       100.00%         100.00%       100.00%
Ownership %                62.12%        62.14%          62.12%        62.14%

Cash Distributions to the
 Fund II - Fund II-OW
 Joint Venture           $278,764      $277,391      $  589,042    $  573,832


          The increase in net income for the six month period ended June 30, 1995, over the same period in 1994, is due primarily to a decrease in repairs and maintenance expenses as well as the decrease in  accrued  property  taxes  resulting  from  the  1994 reassessment.

          The Atrium Property lease will expire on June 30, 1996. If Lockheed does not negotiate a new lease for the building and suitable tenants are not found, operating results at the Atrium Property would be adversely affected.

                                      * * * * *

          As of June 30, 1995, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 98.2% leased as compared to 96.5% leased as of June 30, 1994.





          The Partnership reflected increased revenues for the quarter ended June 30, 1995, over the revenues for the same quarter of 1994, due primarily to the joint venture's increased income which was primarily the result of the occupancy of the Charlotte Project.

          Distributions to be received by the Partnership from the Fund  II
          - Fund II-OW Joint Venture for the three-month periods ended June 30, 1995, and June 30, 1994, were $468,917 and $355,706 respectively.

          The Partnership made cash distributions to the Limited Partners holding Class A Units of $4.35 per unit for the second quarter of 1995 as compared to $3.29 per unit for the second quarter of 1994. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

          Due from limited partners in the amount of $4,414 represents 1989 and 1991 withholding taxes for certain nonresident North Carolina investors, which the Partnership was required to pay to the state of North Carolina and which will be deducted from future cash distributions.

          As of June 30, 1995, the Fund II - Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

          The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated by the General Partners to be required to operate the Partnership for a six-month period, not to exceed 3% or be reduced below 1% of Limited Partners' capital contributions. The General Partners believe that the Partnership's working capital reserves will be adequate, and it is not anticipated that the Partnership will have needs for additional capital or liquid assets.


                             PART II - OTHER INFORMATION

          Item 6(b). No reports on Form 8-K were filed during the second quarter of 1995.


                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND II



          Dated:  August 10, 1995            By: ___/s/ Leo F. Wells, III
                                             Leo F. Wells, III, as Individual
                                             General Partner and as President,
                                             Sole Director and Chief Financial
                                             Officer of Wells Capital,Inc., the
                                             Corporate General Partner