Form 10-K
period 1995-12-31
WELLS REAL ESTATE FUND I
filed 1996-04-16
CIK 746259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended               December 31, 1995
or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                    to
Commission file number             0-14463
                              Wells Real Estate Fund I
                    (Exact name of registrant as specified in its charter)

          Georgia                            58-1565512
(State or other jurisdiction of                     (I.R.S.
Employer Identification Number)
incorporation or organization)


3885 Holcomb Bridge Road
Norcross, Georgia                                 30092
(Address of principal executive offices)                    (Zip
Code)

Registrant's telephone number, including area code          (770)
449-7800
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                Name of exchange on which
registered               NONE                               NONE

Securities registered pursuant to Section 12 (g) of the Act:

                              CLASS A UNITS
(Title of Class)
                              CLASS B UNITS
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

Aggregate market value of the voting stock held by non-
affiliates:         Not Applicable
                             PART I


ITEM  1.  BUSINESS

General

Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On September 6, 1984, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 5, 1986, and received gross proceeds of $35,321,000 representing subscriptions from 4,895 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

As of December 31, 1995, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, (iii) The Black Oak Property, a shopping center located in Knoxville, Tennessee, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta,
Georgia, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia. All of the foregoing properties were acquired on all cash basis and are described in more detail in Item 2 .


Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - Compensation of General
Partners and Affiliates for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1995.


Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.


Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.


ITEM 2.  PROPERTIES.

The Partnership owns six properties directly or through its ownership in joint ventures of which two are office buildings, three are retail buildings, and one is a combined office and retail project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1995, these properties were 87.20% occupied, down from 91.38% at December 31, 1994, 90.33% at December 31, 1993, 88.77% at December 31, 1992,
and 87.92% at December 31, 1991.

The following table shows lease expirations during each of the next ten years as of December 31, 1995, assuming no exercise of renewal options or termination rights:


                                   Partnership
                                 Share
Year  of                Number of    Square    Annualized     of Annualized
Percentage of  Percentage of
Lease           Leases  Feet         Gross Base      Gross  Base      Total
Square Total Annualized
Expiration     Expiring            Expiring  Rent (1)  Rent (1)        Feet
Expiring  Gross Base Rent

1996  23      42,827$527,487  $362,471      26.77%       26.80%
1997  22      38,309452,877    278,833      23.94%       23.00%
1998  13      26,316335,432    266,715      16.45%                 17.01%
1999  13      27,455319,998    243,095      17.16%       16.26%
2000       6          17,986217,828       169,559          11.24%
11.07%
2001(2)1               0     31,020         31,020               0%
1.58%
2002   1       3,531 50,821     27,997       2.20%          2.58%
2003   1       3,580 33,115     33,115       2.24%          1.68%
2004   0           0      0          0       0.00%          0.00%
2005      0              0             0                        0
0.00%          0.00%
       80      160,004$1,968,578          $1,412,805      100.00%
100.00%


(1) Average monthly gross rent over the life of the lease, annualized.

(2)  Lease expiring is ground lease only with McDonald's.


The following describes the properties in which the Partnership owns an interest as of December 31, 1995:

The Howell Mill Property

On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Howell Mill Road Property") for a purchase price of $3,443,203. The Howell Mill Road Property contains approximately 32,339 of net rentable square feet, and the entire building is currently leased to HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA"). HCA is a medical support staff group which supplies health care workers to West Paces Ferry Hospital. HCA is currently leasing the premises on a month-to-month basis, and the Partnership is in the process of attempting to negotiate a new lease with HCA. There is no assurance, however, that the Partnership will be able to sign a new lease with HCA.

The occupancy rate at the Howell Mill Road Property was 100% for the years ending December 31, 1995, 1994, 1993, 1992, and 1991.

The average effective annual rental per square foot at the Howell
Mill Road Property was $16.86 for 1995, 1994, 1993, and 1992  and
$17.02 for 1991.


Crowe's Crossing Property

On December 31, 1986, the Partnership acquired a retail shopping center know as "Crowe's Crossing Shopping Center" located in metropolitan Atlanta, DeKalb County, Georgia (the "Crowe's Crossing Property"). The Crowe's Crossing Property consists of approximately 93,728 net rentable square feet. The Crowe's Crossing Property is anchored by a 45,528 square foot lease with Kroger Food/Drug which expires in 2011. The annual base rent payable under the Kroger lease is $295,932. The remaining 48,200 square feet of the center is composed of 31 separate retail spaces whose tenants operate retail businesses typical of multi-tenant shopping centers.

The occupancy rate at the Crowe's Crossing Property was 88% in 1995 and 1994, 86% in 1993, 78% in 1992 and 97% in 1991.

The average annual rental per square foot at the Crowe's Crossing
Property  was  $7.60 for 1995, $7.49 for 1994,  $7.56  for  1993,
$7.96 for 1992, and $7.61 for 1991.

As of December 31, 1995, the Partnership had contributed a total of $8,317,176 for the acquisition of the Crowe's Crossing
Property.


Black Oak Plaza Property

On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contained a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug, the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 69,046 net rentable square feet. As of December 31, 1995, Black Oak Plaza was approximately 77% leased to 22 tenants. There are no tenants whose leases are for 10% or more of the total square footage of the center. The occupancy rate at Black Oak Plaza was 77% in 1995, 84% in 1994, 76% in 1993, 55% in
1992, and 72% in 1991. The average annual rental per square foot at Black Oak Plaza was $6.14 for 1995, $6.37 for 1994, $5.31 for 1993, $5.04 for 1992, and $5.40 for 1991.

As of December 31, 1995, the Partnership had contributed a total of $4,564,521 for the acquisition of Black Oak Plaza.


Peachtree Place Property

In 1985, the Partnership acquired an interest in two commercial office buildings located at 3875 and 3867 Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of December 31, 1995, the Partnership had made total capital contributions of $1,552,367 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of December 31, 1995, the buildings at the Peachtree Place Property were 100% leased to 7 tenants.

The occupancy rate at the Peachtree Place Property was 100% in 1995 and 1994, 94% in 1993 and 1992 and 100% in 1991.

The average effective annual rental per square foot at the Peachtree Place Property was $13.62 for 1995, $14.31 for 1994,
$13.18 for 1993, $14.38 for 1992 and $12.78 for 1991.

Three tenants occupy ten percent or more of the rentable square footage --REMAX, a realtor; Dr. Keith Broome, a dentist; and Dr.
Christian Loetscher, an oral surgeon. The other tenants in the office park provide typical commercial office services.

REMAX is not currently under a lease. They are occupying 4,483 rentable square feet on a month-to-month basis. The monthly base rent is $6,164.13. The Partnership is in the process of negotiating a new lease with REMAX. There is no assurance, however, that the Partnership will be able to sign a new lease with REMAX.

Dr. Loetscher's original lease represented 2,067 rentable square feet. In 1995, he expanded and increased his rentable space an additional 2,333 square feet for a total of 4,400 rentable square feet. Dr. Loetscher's lease calls for an annual base rent of $45,515 in 1995, $73,258 in 1996, $71,591 in 1997 and $29,333 in
1998.  The lease expires May 31, 1998.

Dr.  Keith Broome's lease represents 2,016 rentable square  feet.
The annual base rent under the lease is $34,272 for 1995 and 1996, $35,196 for 1997 and $2,940 for 1998. The lease expires
January 31, 1998.


Tucker Property

The Tucker Property consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia (the "Tucker Property"). The retail shopping center at the Tucker Property contains approximately 29,858 net rentable square feet. The commercial office space at the Tucker Property, which is divided into seven separate buildings, contains approximately 67,465 net rentable square feet.

On September 4, 1986, the Partnership acquired an 11.17 acre tract of land located at Hugh Howell Road and Tucker Industrial Boulevard, Tucker, DeKalb County, Georgia. In January 1987, the Partnership transferred and contributed this tract of land to a joint venture (the "Tucker Joint Venture"), which was formed in 1987 between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. On March 1, 1988, Wells Fund II formed a joint venture (the "Fund II-Fund II-OW Joint Venture") with Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. Upon the formation of the Fund II-Fund II-OW Joint Venture, Wells Fund II contributed its joint venture interest in the Tucker Joint Venture to the Fund II-Fund II-OW Joint Venture as part of its capital contribution. On January 1, 1991, the Cherokee Joint Venture, which is defined below, was merged into the Tucker Joint Venture forming a new joint venture ("Tucker-Cherokee Joint Venture"). As described below, the Cherokee Joint Venture was also a joint venture between the Partnership and the Fund II-Fund II-OW Joint Venture. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the Partnership's percentage interest in the Tucker Property remained unchanged as a result of the merger of the Tucker Joint Venture into the Tucker-Cherokee Joint Venture.

On August 1, 1995, the Partnership and the Fund II-II-OW Joint Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW, VI, VII Joint Venture, as described below. As a result, the name of the joint venture was changed back to "Fund I and Fund II Tucker". The Partnership's percentage interest in the Tucker Property remained unchanged as a result of the transaction.

Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of December 31, 1995, the Partnership had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,833,346 to the Tucker Property. As of December 31, 1995, the Partnership had an approximately 55% equity interest in the Tucker Property, and the Fund II - Fund II-OW Joint Venture held approximately a 45% equity interest in the Tucker Property. As of December 31, 1995, the Tucker Property was 83% occupied by 34 tenants.

There are no tenants in the project occupying ten percent or more
of  the  rentable  square  footage.   The  principal  businesses,
occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property was 83% in 1995, 96% in 1994, 89% in 1993, 80% in 1992 and 83% in 1991.

The average effective annual rental per square foot at the Tucker
Property  was $12.61 for 1995, $12.63 for 1994, $11.37 for  1993,
$11.37 for 1992, and $9.77 for 1991.


Cherokee Property

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net rentable square feet.

On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Partnership and Wells Fund II-Fund II-OW Joint Venture. On January 1, 1991, the Cherokee Joint Venture merged with the Tucker Joint Venture to form the Tucker-Cherokee Joint Venture. As described above, the Tucker Joint Venture was also a joint venture between the Partnership and the Fund II-Fund II-OW Joint Venture. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the Partnership's percentage interest in the Cherokee Property remained unchanged as a result of the merger of the Cherokee Joint Venture into the Tucker-Cherokee Joint Venture.

On August 1, 1995, the Partnership, Fund II - Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VI"); and Wells Real Estate Fund VII, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VII') entered into a joint venture agreement known as Fund I, II, II-OW, VI, and VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Property. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund II-Fund II-OW, Wells Fund VI and Wells Fund VII are substantially identical to those of the partnership.

As of December 31, 1995, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Cherokee Property. As of December 31, 1995, the equity interests in the Cherokee Property were as follows: the Partnership 23.0%, Fund II-Fund II-OW Joint Venture 55%, Wells Fund VI 11% and Wells Fund VII 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the
Property. As of December 31, 1995, the Cherokee Property was approximately 94% occupied by 19 tenants, including Kroger.

Kroger  is the only tenant occupying ten percent or more  of  the
rentable square footage.  Kroger is a retail grocery chain.   The
other tenants in the shopping center provide typical retail shopping services.

The Kroger lease calls for an annual rent of $392,915 which increase to $589,102 on August 16, 1995, due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

The occupancy rate at the Cherokee Property was 94% in 1995, 91% in 1994, 89% in 1993, 88% in 1992 and 85% in 1991.

The average effective annual rental per square foot at the Cherokee Property was $7.50 for 1995, $5.33 for 1994, $6.47 for
1993, $6.46 for 1992 and $6.52 for 1991.


ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1995.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1995.



                             PART II


ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY
HOLDER MATTERS.

As of February 28, 1996, the Partnership had 98,716 outstanding Class A Units held by a total of 3,809 Limited Partners and 42,568 outstanding Class B Units held by a total of 1,007 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 9% non-cumulative distribution preference over Class B Unit holders as to distributions from Net Cash From Operations, as defined in Partnership Agreement to mean Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class B units. Cash distributions made to the Limited Partners holding Class A units during the two most recent fiscal years were as follows:


                                             Per Class
                            Per Class A Unit      B Unit
Distribution for    Total Cash     Investment     Return of Return
of        General
Quarter Ended       Distributed    Income    Capital        Capital
Partner

March 31, 1994$280,023  $2.84      $0.00     $0.00        $0.00
June 30, 1994$226,065   $2.29      $0.00     $0.00          $0.00
September 30, 1994$337,963$3.42    $0.00     $0.00          $0.00
December 31, 1994$450,649$4.57     $0.00     $0.00          $0.00
March 31, 1995$434,657  $4.40      $0.00     $0.00          $0.00
June 30, 1995$418,490   $4.24      $0.00     $0.00          $0.00
September 30, 1995$445,422$4.51    $0.00     $0.00          $0.00
December 31, 1995$403,581$4.09     $0.00     $0.00          $0.00


The fourth quarter distribution was accrued for accounting purposes in 1995 and was not actually paid to the Limited
Partners holding Class A units until February 1996. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1996 to be paid from investment income; however, there is no guarantee of this.
ITEM 6.  SELECTED FINANCIAL DATA.


The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1995, 1994, 1993, 1992, and 1991.


              1995             1994      1993        1992    1991


Total assets$26,086,260 $27,020,983$27,228,786$28,024,349$28,236,255
Total revenues2,169,532   2,084,942 1,973,392  2,111,371   2,051,917
Net income      746,262     808,112   650,841    761,308     738,105
Net income
  allocated to Class A
  Limited Partners1,657,3101,472,3061,387,751   1,491,433  1,461,407
Net loss allocated
  to Class B Limited
  Partners    (911,048)   (664,194) (736,910)  (730,125)    (723,302)
Net income per
  Class A
  Limited Partner Unit16.79   14.91     14.06       15.11      14.80
Net loss per
  Class B
  Limited Partner Unit(21.40)(15.60)  (17.31)     (17.15)    (16.99)
Cash Distributions to
  Investors:
Investment income
  Class A Units   17.24       13.12     15.29       12.96      14.30
Return of Capital
  Class A Units      --          --        --          --         --















ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.



Results of Operations and Changes in Financial Conditions

General

Gross revenues of the Partnership were $2,169,532 for the fiscal year ended December 31, 1995, as compared to $2,084,942 for the fiscal year ended December 31, 1994 and $1,973,392 for the fiscal year ended December 31, 1993. The increase for 1995 over 1994 was due primarily to increased revenues at the Cherokee Property. The increase in revenue is due to a full year of rents on the Kroger expansion. The increase for 1994 over 1993 was due to increased earnings from joint ventures also due to increased revenues from increased occupancy.

Expenses of the Partnership were $1,423,270 for the fiscal year ended December 31, 1995, as compared to $1,276,830 for the fiscal year ended December 31, 1994, and $1,322,551 for the fiscal year ended December 31, 1993. The increase for 1995 over 1994 was due primarily to the increase in depreciation expense. Depreciation increased from 1994 to 1995 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements. The decrease for 1994 compared to 1993 was the net result of overall changes in various expenses.

Net income of the Partnership was $746,262 for the fiscal year ended December 31, 1995, as compared to $808,112 for the fiscal year ended December 31, 1994, and $650,841 for the fiscal year ended December 31, 1993. The decrease in net income for 1995 over 1994 is due primarily to increased depreciation expense. The increase in net income for 1994 over 1993 was due to increased revenues and decreased expenses as discussed above.

The Partnership's cash distributions to the Limited Partners holding Class A units were $17.24 per unit for the fiscal year ended December 31, 1995, $13.12 for 1994, and $15.29 for 1993.
No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the fiscal year ended December 31, 1995, 1994, and 1993. Distributions accrued for the fourth quarter of 1995 were paid in February, 1996.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

 Property Operations

As of December 31, 1995, the Partnership owned interests in the following properties:


Howell Mill Road Property


                              For the Year Ended December 31
                         1995           1994                1993

Revenues:
   Rental income    $545,149        $545,149           $545,149

Expenses:
   Depreciation      152,651         121,749            121,749
   Management and
     leasing expenses 32,709          32,709             32,709
   Other operating expenses     4,792     4,651           4,327
                     190,152         159,109            158,785
Net income          $354,997        $386,040           $386,364

Occupied %              100%            100%               100%
Partnership Ownership % 100%            100%               100%

Cash generated to
the Partnership     $540,357        $540,499           $540,822

Net income allocated
to the Partnership  $354,997        $386,040           $386,364

Rental income, all expenses (with the exception of depreciation), and cash generated to the Partnership remained stable for the years ending December 31, 1995, 1994, and 1993. The increase in depreciation expense from 1994 to 1995 was due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income was lower in 1995 as compared to 1994 and 1993 due to an increase in depreciation expense. HCA is currently leasing the premises on a month-to-month basis, and the Partnership is in the process of negotiating a new lease.

Real estate taxes are paid by HCA directly.

For  comments on the general competitive conditions to which  the
property  may  be  subject, see Item 1, Business,  page  2.   For
additional information on the property, tenants, etc.,  see  Item
2, Properties, page 3.

Crowe's Crossing Shopping Center

                              For the Year Ended December 31
                         1995           1994                1993

Revenues:
   Rental income    $712,634        $701,678           $708,995

Expenses:
   Depreciation      245,967         196,594            195,900
   Management and
   leasing expenses   40,175          36,385             37,752
   Other operating expenses197,414   181,839            149,618
                     483,556         414,818            383,270

Net income          $229,078        $286,860           $325,725

Occupied %               88%             88%                86%
Partnership Ownership % 100%            100%               100%

Cash generated to the
Partnership         $529,574        $442,763           $574,479

Net income allocated
to the Partnership  $229,078        $286,860           $325,725


Rental income increased to $712,634 for 1995 as compared to $701,678 for 1994 even though occupancy levels remain unchanged due to rental rate increases for existing tenants. Rental income decreased for 1994 over 1993 even though occupancy levels increased due to lower rental rates charged to new tenants. Depreciation increased for 1995 as compared to 1994 due to the change in the estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Change in Financial Conditions". Depreciation expense was relatively stable for 1994 and 1993. Management and leasing expenses increased in 1995 over 1994 due to increased rental collections in 1995. The small decrease in management and leasing fees in 1994 over 1993 is primarily due to the lower rentals being paid. Other operating expenses increased approximately $15,000 in 1995 as compared to 1994 due mainly to additional security expense which was also the reason for the increased operating expenses in 1994 compared to 1993. Net income of the property decreased to $286,860 in 1994 from $325,725 in 1993 for reasons stated above, and decreased to $229,078 in 1995 compared to $286,860 in 1994 primarily due to the increased depreciation as discussed.

Real  estate  taxes were $83,860 for 1995, $83,997 for  1994  and
$87,784 for 1993.
For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


Black Oak Plaza

                              For the Year Ended December 31
                         1995           1994                1993

Revenues:
   Rental income    $424,258        $439,703           $366,551

Expenses:
   Depreciation      165,247         128,878            119,773
   Management and
     leasing expenses 35,863          26,385             24,447
   Other operating expenses184,738   210,069            196,749
                     385,848         365,332            340,969

Net income           $38,410         $74,371            $25,582

Occupied %               77%             84%                76%
Partnership Ownership % 100%            100%               100%

Cash generated to the
Partnership         $197,499              $0            $91,603

Net income generated
to the Partnership   $38,410         $74,371            $25,582


Rental income decreased to $424,258 for 1995 as compared to $439,703 in 1994 due to decreased occupancy at the project. Rental income increased for 1994 over 1993 due mainly to a higher average level of occupancy for 1994. Depreciation increased for 1995 as compared to 1994 due to the change in the estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Conditions". Depreciation expense increased in 1994 over 1993 due to capital improvements to the property of approximately $351,000. Management and leasing expenses increased for 1995 compared to 1994 due primarily to an increase of approximately $50,356 in actual rents received in 1995 compared to 1994 and a write off of accounts receivable in 1994 of approximately $23,900.
An increase in common area maintenance ("CAM") reimbursements in July of 1994 of $.35 per square foot, and the application of management and leasing fees to cam reimbursement fees paid by
Kroger in 1995 account for the remainder of the increase in management and leasing fees in 1995 compared to 1994. Management and leasing expenses increased in 1994 as compared to 1993 primarily due to increased occupancy at the property. Other operating expenses decreased for 1995 compared to 1994 due primarily to a decrease of approximately $22,500 in repairs and maintenance. The increase in other operating expenses in 1994 over 1993 was primarily due to write-off of tenant bad debt. Net income of the property increased to $74,371 in 1994 as compared to $25,582 in 1993 due to increased occupancy as discussed and decreased to $38,410 in 1995 as compared to $74,371 in 1994 due to increased depreciation expense as discussed.

Real estate taxes were $41,655 for 1995, $38,360 for 1994 and 1993.

For  comments on the general competitive conditions to which  the
property  maybe  subject,  see Item 1,  Business,  page  2.   For
additional information on the property, tenants, etc.,  see  Item
2, Properties, page 3.




























Peachtree Place

                              For the Year Ended December 31
                         1995           1994                1993
Revenues:
   Rental income    $234,903        $246,724           $227,203
   Interest income       665             983                734
                     235,568         247,707            227,937
Expenses:
   Depreciation       51,680          42,411             42,414
   Management and
     leasing expenses 20,782          21,961             23,053
   Other operating expenses156,396   131,274            125,689
                     228,858         195,646            191,156
Net income         $   6,710        $ 52,061           $ 36,781

Occupied %              100%            100%                94%
Partnership Ownership %89.95%         89.76%             89.76%

Cash distribution to the
Partnership          $47,488        $104,258            $88,515

Net income allocated
to the Partnership    $5,994         $46,730            $33,015


Rental income, net income and cash distributions increased for the year ended December 31, 1994, as compared to the same period for 1993, due chiefly to an increase in tenant occupancy for 1994. Operating expenses and management and leasing expenses were relatively stable for 1993 and 1994. Rental income decreased for the year ended December 31, 1995 as compared to the same period for 1994 due to decreased occupancy for a period during the year. In 1995, the increase in depreciation expense was due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General"
section of "Results of Operations and Changes in Financial Conditions". The increase in operating expenses in 1995 as compared to 1994 was due primarily to bad debt expense. Net income and cash distributions were down in 1995 as compared to 1994 due to the decreased revenues and increased expenses. The property was 100% leased as of December 31, 1995 and 1994 as compared to 94% as of December 31, 1993.

Real estate taxes were $16,831 for 1995 and 1994, and $15,991 for 1993.

For  comments on the general competitive conditions to which  the
property  may  be  subject, see Item 1, Business,  page  2.   For
additional information on the property, tenants, etc.,  see  Item
2, Properties, page 3.
Tucker Property


                              For the Year Ended December 31
                                     1995                    1994
1993
Revenues:
   Rental income  $1,227,116      $1,228,960         $1,106,676
   Interest income       2,599         3,269              3,151
                   1,229,715       1,232,229          1,109,827
Expenses:
   Depreciation      277,862         238,238            236,288
   Management and
     leasing expenses135,517         133,650            126,853
   Other operating expenses563,049   500,494            617,726
                     976,428         872,382            980,867
Net income          $253,287        $359,847           $128,960

Occupied %               83%             96%                89%
Partnership Ownership %55.09%         55.09%             55.09%

Cash distribution to the
Partnership         $367,070        $309,179           $206,364

Net income allocated
to the Partnership  $139,535        $198,239            $71,143




Rental  income remained relatively stable from 1994 to  1995  and increased  from  $1,106,676 in 1993 to  $1,228,960  in  1994  due primarily to increased tenant occupancy. Operating expenses increased in 1995 over 1994 due to an increase in property taxes, utilities, and other repairs and maintenance. Operating expenses decreased in 1994 as compared to 1993 due chiefly to a decrease in retirement of tenant improvements of $88,000 and a decrease of $20,000 for general and administrative expenses. The increase in depreciation expense for 1995 as compared to 1994 and 1993 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General"
section of "Results of Operations and Changes in Financial Conditions". Net income of the property decreased to $253,286 in 1995 from $359,847 in 1994 due to increased depreciation and operating expenses as discussed above and increased in 1994 to $359,847 from $128,960 in 1993 due to increased tenant occupancy and a decrease in operating expenses as discussed above.

The property was 83% leased as of December 31, 1995, as compared to 96% as of December 31, 1994, and 89% as of December 31, 1993. Rental income for 1995 decreased only slightly over the 1994 level due to the decrease in occupancy occurring near the end of 1995.

Real estate taxes were $127,484 for 1995, $105,042 for 1994 and $132,780 for 1993.

For  comments on the general competitive conditions to which  the
property  may  be  subject, see Item 1, Business,  Page  2.   For
additional information on the property, tenants, etc.,  see  Item
2, Properties, page 3.

Cherokee Commons Shopping Center


                                      For the Year Ended December
31
                         1995           1994                1993

Revenues:
   Rental income    $778,204       $ 552,823           $585,195
   Interest income       180              50                343
                     778,384         552,873            585,538
Expenses:
   Depreciation      277,099         172,583            178,269
   Management and
     leasing expenses 36,303          22,410             20,453
   Other operating expenses115,885   569,830            605,465
                     429,287         764,823            804,187
Net income          $349,097      $(211,950)         $(218,649)

Occupied %               94%             91%                89%
Partnership Ownership %23.0%           30.6%              32.3%

Cash distribution to the
Partnership         $126,697        $104,234            $89,478

Net income/(loss) allocated
  to the Partnership $95,490       ($63,123)          ($70,668)




Rental income increased in 1995 over 1994 due to the Kroger expansion which was completed in November, 1994. Rental income for the year ended December 31, 1994 decreased approximately $32,000 from the rental income for the year ended December 31, 1993. This decrease is due to concessions given to existing tenants and to a decrease in occupancy for nine months of the year. Concessions were given to new tenants because the market in the area called for free rent in order to meet competition. The decrease in occupancy was due to the vacancy created by the Kroger expansion while under construction. Operating expenses of the property decreased to $115,886 in 1995 from $569,830 in 1994, and $605,465 in 1993. The decrease is due primarily to the retirement of tenant improvements that occurred in 1994 and 1993 due to the Kroger expansion which elevated the expenses for those two years. The increase in depreciation expense for 1995 as compared to 1994 and 1993 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income of the property increased to $349,097 in 1995 from a loss of ($211,950) in 1994 and ($218,649) in 1993 due to the increase in revenue and the decrease in operating expenses as discussed above.

A lease amendment has been executed with Kroger expanding its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: the Partnership $94,679 and the Fund II-Fund II-OW Joint Venture $805,092 as of December 31, 1994 and Wells Fund VI $953,798, and Wells Fund VII $953,798 as of December 31, 1995. Due to these additional investments, the Partnership's ownership percentage in the Cherokee Commons Shopping Center decreased from 30.6% in 1994 to 23.0% as of December 31, 1995. The Statements are for a twelve month period; however, Wells Fund VI and Wells Fund VII did not contribute their portion until August, 1995.

Real estate taxes were $63,694 for 1995 and $56,080 for 1994 and 1993.

For  comments on the general competitive conditions to which  the
property  may  be  subject, see Item 1, Business,  Page  2.   For
additional information on the property, tenants, etc. , see  Item
2, Properties, page 3.

Liquidity and Capital Resources


During its offering, which terminated on September 5, 1986, the Partnership raised a total of $35,321,000 through the sale of 141,284 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership had invested a total of $28,253,054 in properties, paid $2,225,992 in acquisition and advisory fees, $4,836,633 in selling commissions and organization and offering expenses, and is maintaining a working capital reserve of $5,321.

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning, and operating income-producing real property and has invested all of its funds available for investment, it is highly unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership's net cash provided by operating activities decreased to $82,044 for the year ended December 31, 1995 from $497,138 for the year ended December 31, 1994 primarily due to an increase in Partnership distributions paid. The increase in equity in income of joint ventures was offset by an increase in depreciation expense. Net cash provided by operating activities increased to $497,138 for the year ended December 31, 1994 from $214,141 for the year ended December 31, 1993 due primarily to a decrease in Partnership distributions paid and an increase in net income.

Net cash used in investing activities increased from $217,891 in 1993 to $560,189 in 1994 due to an increase in investment in real estate. Net cash used in investing activities decreased from $560,189 in 1994 to $153,423 in 1995 due to decrease in investment in real estate. Cash and cash equivalents remained relatively stable for the years ending December 31, 1995, 1994, and 1993. The Partnership distributes cash available less reserves, and as a result, the level of cash remains stable.

The Partnership's distributions paid and payable through the fourth quarter of 1995 have been paid from Net Cash from
Operations and from distributions received from its equity investment in joint ventures and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flow.

The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.







Inflation


Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.










ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



The consolidated financial statements of the Registrant and Supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.




ITEM  9.   CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.


The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1995.





                            PART III


ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.

      Wells Capital, Inc. Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole shareholder, sole Director and the President of Capital.

      Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 52 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of
Georgia.   Mr.  Wells  is the President  and  sole  Director  of
Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.
ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.


No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 1995 from the Partnership or with respect to the Partnership's interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interests in properties owned through joint ventures, as of December 31, 1995, deferred cash compensation of approximately $1,710,611 of which $1,267,152 was accrued at the Partnership level and the remainder at the joint venture level, was due to the General Partners and their affiliates, of which $217,562 was accrued for fiscal year ended 1995.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

No   Limited  Partner  is  known  by  the  Partnership   to   own
beneficially more than 5% of the outstanding units of the Partnership.

      Set forth below is the security ownership of management as of February 29, 1996.

     (1)            (2)             (3)                (4)
Title  of  Class           Name and Address  of       Amount  and
Nature            Percent of Class
              Beneficial Owner   of Beneficial
                                       Ownership



Class A Units       Leo F. Wells, III108 units (IRA,                  less than
 1%
                                       401 (k) and Profit
                               Sharing)

Class  B Units       Leo F. Wells, III                  80  units
(401(k))            less than 1%


Class   A  Units        Leo  F.  Wells,  III          151   units
(outright)          less than 1%


No arrangements exist which would, upon implementation, result in a change in control of the Partnership.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

           Interest in Partnership Cash Flow and Net Sale Proceeds. The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General
     Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no partnership cash flow or net sale proceeds during 1995.

           Property Management and Leasing Fees. Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees as well as initial lease-up fees of the Partnership and with respect to the Partnership's interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of December 31, 1995, deferred property management and leasing fees totaling $1,710,611 were due to Wells Management Company, Inc., of which $217,562 was accrued for fiscal year ended 1995.

           Real Estate Commissions. In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1995, no real estate commissions were paid to the General Partners or their affiliates.



                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
FORM 8-K.


(a) 1.    Financial Statements
     Information with respect to this item is contained on Pages
F-2 to F-24 of this Annual
     Report on Form 10-K.  See Index to Financial Statements on
Page F-1.

(a) 2.    Financial Statement Schedule III
     Information with respect to this item begins on Page S-1 of this Annual Report on
     Form 10-K.  See Index to Financial Statements on Page F-1.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit
      Index attached hereto.


(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of
     1994.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit
     Index attached hereto.

(d)  See (a) 2 above.
















                           SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1996

                              Wells Real Estate Fund I
                              (Registrant)



                              By:  /s/ Leo F. Wells, III
                      Leo F.
Wells, III

    Leo F. Wells, III

       Individual General
                                   Partner and as President of Wells Capital,
 Inc., the
                                   Corporate General Partner


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                                             Title




/s/   Leo  F.  Wells,  III                             Individual
General Partner,       March 27, 1996
Leo  F.  Wells, III                                President  and
Sole Director
                                                               of
Wells Capital, Inc., the

Corporate General Partner




      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT
BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

      No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.
                  INDEX TO FINANCIAL STATEMENTS


Financial Statements                                                       Page

Independent Auditors' Reports                                         F2

Consolidated Balance Sheets as of December 31, 1995 and 1994          F4

Consolidated Statements of Income for the Years Ended
  December 31, 1995, 1994, and 1993                                        F5

Consolidated Statements of Partners' Capital for the Years Ended
  December 31, 1995, 1994, and 1993                                        F6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                                        F7

Notes to Consolidated Financial Statements for December 31, 1995,
  1994, and 1993                                                      F8