Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND I
filed 1996-05-14
CIK 746259

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1996                         or
                              -------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ----------------------  -------------------------

Commission file number    0-14463
                      ---------------------------------------------------------

                           Wells Real Estate Fund I
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                 58-1565512
- - -------------------------------              ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia      30092
- - -------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
                                                  -----------------------------

- - -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year,
                if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                                   Form 10-Q
                                   ---------

                   Wells Real Estate Fund I and Subsidiaries
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

         Item 1. Consolidated Balance Sheets - March 31, 1996
                 and December 31, 1995....................................  3

                 Consolidated Statements of Income for
                 Three Months Ended March 31, 1996 and 1995...............  4

                 Statements of Partners' Capital
                 for the Three Months Ended March 31, 1996
                 and the Year Ended December 31, 1995.....................  5

                 Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 1996 and 1995...........  6

                 Condensed Notes to Consolidated Financial Statements.....  7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............ 14

PART 11. OTHER INFORMATION................................................ 21

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                    (A Georgia Public Limited Partnership)
                          Consolidated Balance Sheets

           Assets                                  March 31, 1996  December 31, 1995
           ------                                  --------------  -----------------

Real Estate, at cost (Note 2)
 Land                                               $ 2,894,193        $ 2,894,193
  Building and improvements, less
    accumulated depreciation of $ 4,647,188
    in 1996 and $4,391,172 in 1995                   14,721,090         14,894,955
                                                    -----------        -----------

      Total real estate                              17,615,283         17,789,148
                                                    -----------        -----------

Investments in joint ventures (Note 2)                7,457,476          7,560,948
Cash and cash equivalents                               295,447            323,786
Due from affiliates                                     135,491            124,999
Deferred lease acquisition costs                         18,835             14,964
Accounts receivable                                     199,942            218,136
Prepaid expenses and other assets                        60,430             54,279
                                                    -----------        -----------
                                                      8,167,621          8,297,112
                                                    -----------        -----------
      Total assets                                  $25,782,904        $26,086,260
                                                    -----------        -----------

       Liabilities and Partners' Capital
       ---------------------------------

Liabilities:
     Accounts payable                               $   131,699        $    85,610
     Due to affiliates                                1,303,280          1,267,152
     Refundable security deposits                        56,245             52,277
     Partnership distribution payable                   352,307            422,320
                                                    -----------        -----------
      Total assets                                  $ 1,843,531        $ 1,827,359
                                                    -----------        -----------

Minority interest                                       136,369            137,051

Partners' capital

Limited Partners:
     Class A - 98,716 Units Outstanding              21,478,544         21,442,415
     Class B - 42,568 Units Outstanding               2,324,460          2,679,435
                                                    -----------        -----------
      Total Partners' capital                        23,803,004         24,121,850
                                                    -----------        -----------
      Total liabilities and Partners' capital       $25,782,904        $26,086,260
                                                    -----------        -----------

    See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                     (A Georgia Public Limited Partnership)
                        Consolidated Statement of Income

                                                           Three Months Ended
                                                    March 31, 1996   March, 31, 1995
                                                    ---------------  ----------------

Revenues:
 Rental Income                                        $ 466,091         $ 474,720
 Interest Income                                          4,796             5,350
Equity in earnings of Joint ventures (Note 2)            32,019            50,472
                                                      ---------         ---------
                                                        502,906           530,542
                                                      ---------         ---------

Expenses:
 Management and leasing fees                             30,084            28,926
 Lease acquisition costs                                  9,931            10,666
 Operating costs - rental properties,
  net of tenant reimbursements                          139,725            88,647
 Bad debt recovery                                            0            (1,407)
 Depreciation                                           256,015           122,373
 Legal Expenses                                           7,086             6,330
 Computer Sales                                           1,023             2,761
 Partnership administration                              27,825            21,008
 Minority interest                                          763               482
                                                      ---------         ---------
                                                        472,352           279,786
                                                      ---------         ---------
  Net income                                          $  30,554         $ 250,756
                                                      ---------         ---------

Net income allocated to
 General Partners                                     $       0         $       0

Net income allocated to
 Class A Limited Partners                             $ 385,530         $ 441,618

Net loss allocated to Class
 B Limited Partners                                   $(354,975)        $(190,862)

Net income per Class A
 Limited Partner Unit                                 $    3.91         $    4.47

Net loss  per Class B
 Limited Partner Unit                                 $   (8.34)        $   (4.48)

Cash distribution per Class
 A Limited Partner Unit                               $    2.54         $    4.40

    See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1995
                     AND THREE MONTHS ENDED MARCH 31, 1996


                                                   Limited Partners
                              -----------------------------------------------------------

                                   Class A                 Class B             Total
                                   -------                 -------           Partners'
                               Units     Amounts       Units     Amounts      Capital
                              -------  -----------    --------  ----------   ----------
BALANCE, December 31, 1994     98,716  $21,487,254      42,568  $        0   $25,077,737

 Net Income (loss)                  0    1,657,310           0    (911,048)      746,262
 Partnership distributions          0   (1,702,149)          0           0    (1,702,149)
                               ------  -----------      ------  ----------   -----------
BALANCE, December 31, 1995     98,716   21,442,415      42,568   2,679,435    24,121,850
                               ------  -----------      ------  ----------   -----------

 Net Income (loss)                  0      385,529           0    (354,975)       30,554
 Partnership distributions          0     (349,400)          0           0      (349,400)
                               ------  -----------      ------  ----------   -----------
BALANCE, March 31, 1996        98,716  $21,478,544      42,568  $2,324,460   $23,803,004
                               ======  ===========      ======  ==========   ===========

    See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                    (A Georgia Public Limited Partnership)
                     Consolidated Statements of Cash Flows

                                                          Three Months Ended
                                                  ---------------------------------
                                                  March 31, 1996   March, 31, 1995
                                                  ---------------  ----------------

Cash flow from operating activities:
 Net income                                           $  30,554        $ 250,756
 Adjustments to reconcile net earnings
  to net cash provided by (used in)
    operating activities:
    Equity in earnings of joint ventures                (32,019)         (50,472)
    Minority interest                                       763              482
    Distribution received from joint ventures           124,999           91,300
    Partnership distribution paid                      (419,413)        (450,646)
    Depreciation                                        256,015          122,373
    Accrued management and leasing fees                  30,084           36,099
      Changes in assets and liabilities:
        Decrease  (Increase) in accounts receivable      18,195          (28,372)
        Increase in prepaids and other assets           (10,023)         (11,038)
        Increase (Decrease) in accounts payable
          and refundable security deposits               50,056          (17,093)
        Increase (Decrease) in due to affiliates          4,600          (92,366)
                                                      ---------        ---------

        Net cash provided by (used in)
          operating activities                           53,811         (148,977)

Cash flow from investing activities:
  Additional investment in Joint Venture                      0            5,321
  Additional investment in real estate                  (82,150)         (34,366)
                                                      ---------        ---------
    Net cash used in
      investing activities                              (82,150)         (29,015)
                                                      ---------        ---------

Net decrease in cash and cash equivalents               (28,339)        (177,992)

Cash and cash equivalents, beginning of year            323,786          395,165
                                                      ---------        ---------

Cash and cash equivalents, end of period              $ 295,447        $ 217,173
                                                      =========        =========


    See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND 1 AND SUBSIDIARIES
                     (A Georgia Public Limited Partnership)

              Condensed Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
          -------

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

          On September 6, 1984, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 5, 1986, and received gross proceeds of $35,321,000 representing subscriptions from 4,895 Limited Partners, composed of two classes of limited partnership interest, Class A and Class B limited partnership units.

          As of March 31, 1996, the Partnership owned directly or though its ownership in joint ventures, interests in the following properties:
          (i) The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia. All of the foregoing properties were acquired on all cash basis.

     (b)  Basis of  Presentation
          ----------------------

          The consolidated financial statements of Wells Real Estate Fund I and subsidiaries (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

     (c)  Employees
          ---------

          The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (d)  Insurance
          ---------

          Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

     (e)  Competition
          -----------

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

(2) Real Estate and Rental Income
    -----------------------------

    The following describes the properties in which the Partnership owns an interest as March 31, 1996:

          The Howell Mill Property
          ------------------------

          On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Howell Mill Road Property") for a purchase price of $3,443,203. The Howell Mill Road Property contains approximately 32,339 of net rentable square feet, and the entire building is currently occupied by HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA"). HCA is a medical support staff group which supplies health care workers to West Paces Ferry Hospital. HCA is currently leasing the premises on a month-to-month basis, and the Partnership is in the process of attempting to negotiate a new lease with HCA. There is no assurance, however, that the Partnership will be able to sign a new lease with HCA.

          The occupancy rate at the Howell Mill Road Property for the quarters ended March 31 was 100% in 1996, 1995, 1994, 1993, and 1992.

          The average effective annual rental per square foot at the Howell Mill Road Property was $16.86 for 1996, 1995, 1994, 1993, and 1992.

          Crowe's Crossing Property
          -------------------------

          On December 31, 1986, the Partnership acquired a retail shopping center known as "Crowe's Crossing Shopping Center" located in metropolitan Atlanta, DeKalb County, Georgia (the "Crowe's Crossing Property"). The Crowe's Crossing Property consists of approximately 93,728 net rentable square feet. The Crowe's Crossing Property is anchored by a 45,528 square foot lease with Kroger Food/Drug which expires in 2011. The annual base rent payable under the Kroger lease is $295,932. The remaining 48,200 square feet of the center is composed of 31 separate retail spaces whose tenants operate retail businesses typical of multi-tenant shopping centers.

          The occupancy rate at the Crowe's Crossing Property for each quarter ended March 31 was 83% in 1996, 90% in 1995, 86% in 1994 and 1993, and
          78% in 1992.

          The average annual rental per square foot at the Crowe's Crossing Property was $6.79 for 1996, $7.60 for 1995, $7.49 for 1994, $7.56 for
          1993, and $7.96 for 1992.

          As of March 31, 1996, the Partnership had contributed a total of $8,317,176 for the acquisition of the Crowe's Crossing Property.

          Black Oak Plaza Property
          ------------------------

          On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contained a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug ("Kroger"), the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 69,046 net rentable square feet. As of March 31, 1996, Black Oak Plaza was approximately 69% leased to 22 tenants. There are no tenants whose leases are for 10% or more of the total square footage of the center. The occupancy rate at Black Oak Plaza for the quarters ended March 31 was 69% in 1996, 84% in 1995 and 1994, 76% in 1993, and 55% in 1992. The average annual rental per square foot at Black Oak Plaza was $5.96 for 1996, $6.14 for 1995, $6.37 for 1994, $5.31 for 1993, and $5.04 for 1992.

          As of March 31, 1996, the Partnership had contributed a total of $4,564,521 for the acquisition of Black Oak Plaza.

          Peachtree Place Property
          ------------------------

          In 1985, the Partnership acquired an interest in two commercial office buildings located at 3875 and 3867 Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of March 31, 1996, the Partnership had made total capital contributions of $1,552,367 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of March 31, 1996, the buildings at the Peachtree Place Property were 100% leased to 7 tenants.

          The occupancy rate at the Peachtree Place Property for each quarter ended March 31 was 100% in 1996, 86% in 1995, and 100% in 1994, 1993,
          and 1992.

          The average effective annual rental per square foot at the Peachtree Place Property was $15.73 for 1996, $13.62 for 1995, $14.31 for 1994,
          $13.18 for 1993, and $14.38 for 1992.

          Three tenants occupy ten percent or more of the rentable square footage--REMAX, a realtor; Dr. Keith Broome, a dentist; and Dr. Christian Loetscher, an oral surgeon. The other tenants in the office park provide typical commercial office services.

          REMAX is not currently under a lease, but is occupying 4,483 rentable square feet on a month-to-month basis. The monthly base rent is $6,164.13. The Partnership is in the process of negotiating a new lease with REMAX. There is no assurance, however, that the Partnership will be able to sign a new lease with REMAX.

          Dr. Loetscher's original lease represented 2,067 rentable square feet. In 1995, he expanded and increased his rentable space an additional 2,333 square feet for a total of 4,400 rentable square feet. Dr. Loetscher's lease provides for annual base rent of $73,258 in 1996, $71,591 in 1997 and $29,333 in 1998. The lease expires May 31, 1998.

          Dr. Keith Broome's lease represents 2,016 rentable square feet. The annual base rent under the lease is $34,272 for 1996, $35,196 for 1997 and $2,940 for 1998. The lease expires January 31, 1998.

(3) Investments in Joint Ventures
    -----------------------------

    The Partnership owns interests in the following properties through joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures is recorded on the equity method.

          Tucker Property
          ---------------

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

          Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the costs of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of March 31, 1996, the Partnership had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,833,346 to the Tucker Property. As of March 31, 1996, the Partnership had an approximately 55% equity interest in the Tucker Property, and the Fund II - Fund II-OW Joint Venture held approximately at 45% equity interest in the Tucker Property. As of March 31, 1996, the Tucker Property was 84% occupied by 34 tenants.

          There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

          The occupancy rate at the Tucker Property for the quarters ended March 31 was 84% in 1996, 96% in 1995, 93% in 1994, 89% in 1993, and 80% in
          1992.

          The average effective annual rental per square foot at the Tucker Property was $11.76 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37
          for 1993, and $11.37 for 1992.

          Cherokee Property
          -----------------

          The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net rentable square feet.

          On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Partnership and Wells Fund II-Fund II-OW Joint Venture described above.

          On August 1, 1995, the Partnership, Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VI"), and Wells Real Estate Fund VII, L.P., a Georgia public limited partnership having Leo
          F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VII"), entered into a joint venture agreement known as Fund I, II, II-OW, VI, and VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Property. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of the Fund II-Fund II-OW Joint Venture, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

          As of March 31, 1996, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of March 31, 1996, the equity interests in the Cherokee Property were as follows: the Partnership - 23%, Fund II-Fund II-OW Joint Venture - 55%, Wells Fund VI - 11% and Wells Fund VII - 11%.

          The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Cherokee Property. As of March 31, 1996, the Cherokee Property was approximately 95% occupied by 19 tenants, including Kroger.

          Kroger is the only tenant occupying ten percent or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.

          The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995, due to the expansion from 45, 528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

          The occupancy rate at the Cherokee Property for the quarters ended March 31 was 95% in 1996 and 1995, 86% in 1994, 89% in 1993, and 88%
          in 1992.

          The average effective annual rental per square foot at the Cherokee Property was $8.58 for 1996, $7.50 for 1995, $5.53 for 1994, $6.47 for
          1993, and $6.46 for 1992.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- - -------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions
- - ---------------------------------------------------------

General
- - -------

Gross revenues of the Partnership were $502,906 for the three months ended March 31, 1996, as compared to $530,542 for three months ended March 31, 1995. The decrease for 1996 over 1995 was due to decreased earnings from joint ventures also due to decreased revenues from decreased occupancy.

Expenses of the Partnership were $472,352 for the three months ended March 31, 1996, as compared to $279,786 for the three months ended March 31, 1995. The increase for 1996 over 1995 was due primarily to the increase in depreciation expense. Depreciation increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years. Expenses also increased in 1996 over 1995 due to an increase in operating expenses for Crowe's Crossing.

Net cash provided by operating activities increased from a use of cash of $148,977 in 1995 to a source of cash of $53,811 in 1996, due primarily to the change in distributions received from joint ventures, due to affiliates and accounts payable. Net cash used in investing activities increased from $29,015 in 1995 to $82,150 in 1996 due to an increase in investment in real estate. Cash and cash equivalents increased from $217,173 in 1995 to $295,447 in 1996 due primarily to the increase in accounts payable which required cash to be reserved. The Partnership distributes cash available less reserves, and as a result, the level of cash remains relatively stable.

The Partnership's cash distributions to the Limited Partners holding Class A units was $2.54 per unit for three months ended March 31, 1996, as compared to $4.40 for 1995. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the three months ended March 31, 1996 and 1995.

Property Operations
- - -------------------

As of March 31, 1996, the Partnership owned interests in the following properties:

Howell Mill Road Property
- - -------------------------

                                           Three Months Ended March 31
                                           ----------------------------
                                             1996                1995
                                           --------            --------
Revenues:
 Rental  income                            $136,287            $136,287
Expenses:
 Depreciation                                62,930              30,437
 Management and leasing expenses              8,177               8,177
 Other operating expenses                     1,708                 187
                                           --------            --------
                                             72,815              38,801
                                           --------            --------

Net income                                 $ 63,472            $ 97,486
                                           ========            ========

Occupied %                                      100%                100%
Partnership's Ownership %                       100%                100%

Cash generated to the Partnership          $134,579            $136,100

Net income allocated to the Partnership    $ 63,472            $ 97,486

Rental income, all expenses (with the exception of depreciation), and cash generated to the Partnership remained stable for the period ending March 31, 1996 and 1995. The increase in depreciation expense from 1995 to 1996 was due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Net income was lower in 1996 as compared to 1995 due to the increase in depreciation expense. HCA is currently leasing the premises on a month-to-month basis, and the Partnership is in the process of negotiating a new lease.

Crowe's Crossing Property
- - -------------------------

                                                  Three Months Ended March 31
                                                 ----------------------------
                                                   1996                1995
                                                 ---------           --------
Revenues:
 Rental  income                                   $159,185           $175,435
Expenses
 Depreciation                                       99,922             49,351
 Management and leasing expenses                    10,746             10,002
 Other operating expenses                           73,993             19,988
                                                  --------           --------
                                                   184,661             79,341
                                                  --------           --------

Net  income (loss)                                $(25,476)          $ 96,094
                                                  ========           ========

Occupied %                                              83%                90%
Partnership's Ownership %                              100%               100%

Cash generated to the Partnership                 $ 74,781           $173,746

Net income (loss) allocated to the Partnership    $(25,476)          $ 96,094

Rental income decreased for the first quarter of 1996, compared to the same
period in 1995 due to decreased occupancy at the property.   The decrease in net
income for the three months ended March 31, 1996 over the same period last year is primarily due to timing differences in billing and payment of tenant expense reimbursements and the increase in depreciation due to the change in the estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Condition" and the increase in other operating expenses. Other operating expenses increased in 1996 compared to 1995 due primarily to the reimbursement of approximately $41,000 for 1994 taxes received in 1995 and the increase in security and repairs and maintenance at the property. Net income decreased for the period ended March 31, 1996 as compared to the same period of 1995 due to the changes mentioned above. Cash generated to the Partnership decreased in 1996 over 1995 due primarily to the decreased rental income, tenant reimbursements and capital expenditures for tenant improvements of approximately $11,000.

Black Oak Plaza Property
- - ------------------------

                                                  Three Months Ended March 31
                                                 ----------------------------
                                                   1996                1995
                                                 ---------           --------
Revenues:
 Rental  income                                   $102,811           $107,053
 Interest income                                        44                296
                                                  --------           --------
                                                   102,855            107,349

Expenses:
 Depreciation                                       71,975             31,983
 Management and leasing expenses                     8,684              8,329
 Other operating expenses                           30,497             31,745
                                                  --------           --------
                                                   111,156             72,057
                                                  --------           --------

Net income (loss)                                 $ (8,301)          $ 35,292
                                                  ========           ========

Occupied %                                              69%                84%
Partnership's Ownership %                              100%               100%

Cash generated to the Partnership                 $ 22,784           $ 34,497

Net income (loss) allocated to the Partnership    $ (8,301)          $ 35,292

Rental income decreased to $102,811 for 1996, as compared to $107,053 in 1995, due to decreased occupancy at the property. Depreciation increased for 1996 as compared to 1995 due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income for the three months ended March 31, 1996 decreased as compared to the same period of 1995 primarily as a result of the increase in depreciation. Cash generated to the Partnership decreased in 1996 over 1995 due primarily to decreased revenues of approximately $4,500 and increased capital expenditures at the property of approximately $52,000 in 1996 compared to $46,000 in 1995.

Peachtree Place Property
- - ------------------------

                                                  Three Months Ended March 31
                                                 ----------------------------
                                                   1996                1995
                                                 ---------           --------
Revenues:
 Rental income                                     $67,807            $56,445
 Interest income                                         7                270
                                                   -------            -------
                                                    67,814             56,715

Expenses:
 Depreciation                                       21,188             10,602
 Management and leasing expenses                     5,493              5,589
 Other operating expenses                           33,540             35,820
                                                   -------            -------
                                                    60,221             52,011
                                                   -------            -------
Net income                                         $ 7,593            $ 4,704
                                                   =======            =======

Occupied %                                             100%                86%
Partnership's Ownership %                            89.95%             89.76%

Cash  generated to the Partnership                 $12,941            $17,684

Net income allocated to the Partnership            $ 6,830            $ 4,222

Rental income and net income increased for the quarter ending March 31, 1996, as compared to the same period for 1995, due chiefly to an increase in tenant occupancy for 1996. Operating expenses and management and leasing expenses were relatively stable for 1996 and 1995. In 1996, the increase in depreciation expenses was due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash distributions decreased in 1996 as compared to 1995 due to capital improvements of approximately $18,000 made during the first quarter of 1996 which was offset by collections of 1995 accounts receivable. The property was 100% leased as of March 31, 1996 as compared to 86% leased as of March 31, 1995.

Tucker Property
- - ---------------

                                                  Three Months Ended March 31
                                                 ----------------------------
                                                   1996                1995
                                                 --------            --------
Revenues:
 Rental  income                                  $286,147            $321,964
 Interest income                                      252               1,351
                                                 --------            --------
                                                  286,399             323,315

Expenses:
 Depreciation                                     103,800              60,007
 Management and leasing expenses                   32,087              35,791
 Other operating expenses                         115,916             162,578
                                                 --------            --------
                                                  251,803             258,376
                                                 --------            --------
Net income                                       $ 34,596            $ 64,939
                                                 ========            ========

Occupied %                                             84%                 96%
Partnership's Ownership %                           55.09%              55.09%

Cash distribution to the Partnership             $ 90,398            $ 85,396

Net income allocated to the Partnership          $ 19,059            $ 35,775

Rental income decreased from 1995 to 1996 due primarily to decreased tenant occupancy. Operating expenses decreased in 1996 over 1995 due to a decrease in utilities and other repairs and maintenance. The increase in depreciation expense for 1996 as compared to 1995 is a result of the change in the estimate useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Net income of the property decreased to $34,596 in 1996 from $64,939 in 1995 due to increased depreciation and decreased occupancy as discussed above.

The property was 84% leased as of March 31, 1996, as compared to 96% as of March 31, 1995 due to three tenants vacating space totaling 9,884 square feet.

Cherokee Property
- - -----------------

                                                  Three Months Ended March 31
                                                 ----------------------------
                                                   1996                1995
                                                 --------            --------
Revenues:
 Rental income                                   $222,621            $145,838
 Interest income                                       19                  25
                                                 --------            --------
                                                  222,640             145,863

Expenses:
 Depreciation                                     107,183              45,527
 Management and leasing expenses                   12,634               7,068
 Other operating expenses                          48,872              45,223
                                                 --------            --------
                                                  168,689              97,818
                                                 --------            --------
Net income                                       $ 53,951            $ 48,045
                                                 ========            ========

Occupied %                                             95%                 95%
Partnership's Ownership %                            23.0%               30.6%

Cash distribution to the Partnership             $ 45,094            $ 12,653

Net income allocated to the Partnership          $ 12,961            $ 14,697

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994; however, the additional rent was billed retroactively and paid in September, 1995. The increase in depreciation expense for 1996 as compared to 1995 is a result of the change in the estimate useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operation and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the
increased revenue.   Net income of the property increased to $53,951 in 1996
from $48,045 in 1995 due to the increase in revenue.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total costs for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: the Partnership $94,679, and the Fund II-Fund II-OW Joint Venture $805,092, Wells Fund VI $953,798, and Wells Fund VII $953,798 as of March 31, 1996. Due to these additional investments, the Partnership's ownership percentage in the Cherokee Commons Shopping Center decreased from 30.6% in 1995 to 23.0% as of March 31, 1996. Wells Fund VI and Wells Fund VII did not make their respective capital contributions until August, 1995.

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND I



Dated: May  13, 1996       By: /s/ Leo F. Wells, III
                               --------------------
                               Leo F. Wells, III, as Individual General
                               Partner and as President, Sole Director and Chief Financial Officer of Wells Capital,
                               Inc., the Corporate General Partner