Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND I
filed 1996-08-13
CIK 746259

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended            June 30, 1996                     or
                               ---------------------------------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from                        to
                               ----------------------    --------------------

Commission file number                 0-14463
                         ----------------------------------------------------
                           Wells Real Estate Fund I
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                 58-1565512
- -------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


3885 Holcomb Bridge Road, Norcross, Georgia                     30092
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (770) 449-7800
                                                   ----------------------------

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


Yes    X     No
   --------    --------

                                   Form 10-Q
                                   ---------

                   Wells Real Estate Fund I and Subsidiaries
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

         Item 1. Consolidated Balance Sheets - June 30, 1996
                 and December 31, 1995.....................................  3

                 Consolidated Statements of Income for
                 Three Months and Six Months Ended June 30, 1996 and 1995... 4

                 Statements of Partners' Capital
                 for the Six Months Ended June 30, 1996
                 and the Year Ended December 31, 1995......................  5

                 Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 1996 and 1995...............  6

                 Condensed Notes to Consolidated Financial Statements......  7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...............................................  14

PART 11.  OTHER INFORMATION...............................................  21

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                    (A Georgia Public Limited Partnership)
                          Consolidated Balance Sheets

               Assets                            June 30, 1996   December 31, 1995
               ------                            -------------   -----------------

Real Estate, at cost (Note 2)
 Land                                              $ 2,894,193        $ 2,894,193
  Building and improvements, less
    accumulated depreciation of $4,904,477
    in 1996 and $4,391,172 in 1995                  14,500,974         14,894,955
                                                   -----------        -----------

      Total real estate                             17,395,167         17,789,148
                                                   -----------        -----------

Investments in joint ventures (Note 3)               7,354,210          7,560,948
Cash and cash equivalents                              248,360            323,786
Due from affiliates                                    106,224            124,999
Deferred lease acquisition costs                        18,586             14,964
Accounts receivable                                    233,306            218,136
Prepaid expenses and other assets                       62,741             54,279
                                                   -----------        -----------
                                                     8,023,427          8,297,112
                                                   -----------        -----------
      Total assets                                 $25,418,594        $26,086,260
                                                   ===========        ===========

      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
     Accounts payable                              $   102,455        $    85,610
     Due to affiliates                               1,341,420          1,267,152
     Refundable security deposits                       53,977             52,277
     Partnership distribution payable                  336,274            422,320
                                                   -----------        -----------
      Total liabilities                              1,834,126          1,827,359
                                                   -----------        -----------

Minority interest                                      133,778            137,051

Partners' capital

Limited Partners:
     Class A - 98,716 Units Outstanding             21,483,148         21,442,415
     Class B - 42,568 Units Outstanding              1,967,542          2,679,435
                                                   -----------        -----------
      Total Partners' capital                       23,450,690         24,121,850
                                                   -----------        -----------
      Total liabilities and Partners' capital      $25,418,594        $26,086,260
                                                   ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                     (A Georgia Public Limited Partnership)
                       Consolidated Statements of Income

                                         Three Months Ended          Six Months Ended
                                            June 30, 1996     June 30, 1995   June 30, 1996   June 30, 1995
                                         -------------------  --------------  --------------  --------------

Revenues:
 Rental income                                $ 480,421         $ 482,834       $ 946,512      $  957,554
 Interest income                                  3,444             4,108           8,240           9,458
Equity in income of
 Joint Ventures (Note 3)                          2,959            70,396          34,978         120,868
                                              ---------         ---------       ---------      ----------
                                                486,824           557,338         989,730       1,087,880
                                              ---------         ---------       ---------      ----------

Expenses:
 Management and leasing fees                     26,259            29,431          56,343          58,357
 Lease acquisition costs                          9,954            10,127          19,785          20,793
 Operating costs - rental properties,
  net of tenant reimbursements                  168,536           137,279         308,261         225,927
 Bad debt recovery                               (6,645)           (3,500)         (6,645)         (4,907)
 Depreciation                                   257,289           122,636         513,304         245,009
 Legal and accounting                            20,840             4,552          27,926          10,882
 Computer expense                                 1,007             1,773           2,030           4,534
 Partnership administration                      26,059            23,424          53,884          44,432
 Minority interest                                1,241               585           2,004           1,066
                                              ---------         ---------       ---------      ----------
                                                504,540           326,307         976,892         606,093
                                              ---------         ---------       ---------      ----------
  Net income (loss)                           $ (17,716)        $ 231,031       $  12,838      $  481,787
                                              =========         =========       =========      ==========

Net income allocated to
 General Partners                             $       0         $       0       $       0      $        0

Net income allocated to
 Class A Limited Partners                     $ 339,201         $ 418,940       $ 724,731      $  860,558

Net loss allocated to Class
 B Limited Partners                           $(356,917)        $(187,909)      $(711,893)     $ (378,771)

Net income per Class A
 Limited Partner Unit                         $    3.44         $    4.24       $    7.34      $     8.72

Net loss per Class B
 Limited Partner Unit                         $   (8.38)        $   (4.41)      $  (16.72)     $    (8.90)

Cash distribution per Class
 A Limited Partner Unit                       $    3.39         $    4.24       $    6.93      $     8.64

     See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                       AND SIX MONTHS ENDED JUNE 30, 1996


                                                  Limited Partners
                                                  ----------------
                                    Class A               Class B            Total
                                    -------                                 Partners'
                                Units    Amounts      Units    Amounts      Capital
                                -----    -------      -----    -------     ----------
BALANCE, December 31, 1994     98,716  $21,487,254    42,568  $3,590,483   $25,077,737

 Net Income (loss)                  0    1,657,310         0    (911,048)      746,262
 Partnership distributions          0   (1,702,149)        0           0    (1,702,149)
                               ------  -----------    ------  ----------   -----------
BALANCE, December 31, 1995     98,716   21,442,415    42,568   2,679,435    24,121,850

 Net Income (loss)                  0      724,731         0    (711,893)       12,838
 Partnership distributions          0     (683,998)        0           0      (683,998)
                               ------  -----------    ------  ----------   -----------
BALANCE, June 30, 1996         98,716  $21,483,148    42,568  $1,967,542   $23,450,690
                               ======  ===========    ======  ==========   ===========

     See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                    (A Georgia Public Limited Partnership)
                     Consolidated Statements of Cash Flows

                                                                               Six Months Ended
                                                                               ----------------
                                                                         June 30, 1996   June 30, 1995
                                                                         -------------   --------------
Cash flow from operating activities:
   Net income                                                              $ 12,838        $481,787
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
       operating activities:
    Equity in earnings of joint ventures                                     (34,978)       (120,868)
        Minority interest                                                      2,004           1,066
        Distribution received from joint ventures                            260,491         269,701
        Partnership distribution paid                                       (770,043)       (885,314)
        Depreciation                                                         513,304         245,009
        Accrued management and leasing fees                                   56,343          49,594
          Changes in assets and liabilities:
             Decrease  (Increase) in accounts receivable                     (15,170)          5,355
             Increase in prepaids and other assets                           (12,085)         (1,699)
             Increase in deferred rental income                                    0           2,100
             Increase in accounts payable
               and refundable security deposits                               18,544          11,388
             Increase (Decrease) in due to affiliates                         12,649         (73,557)
                                                                           ---------       ---------
             Net cash provided by (used in)
           operating activities                                               43,897         (15,438)

Cash flow from investing activities:
   Additional investment in Joint Venture                                          0           5,321
   Additional investment in real estate                                     (119,324)        (73,672)
                                                                           ---------       ---------
              Net cash used in
                investing activities                                        (119,324)        (68,351)
                                                                           ---------       ---------

Net decrease in cash and cash equivalents                                    (75,427)        (83,789)

Cash and cash equivalents, beginning of year                                 323,786         395,165
                                                                           ---------       ---------

Cash and cash equivalents, end of period                                   $ 248,360       $ 311,376
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

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                     (A Georgia Public Limited Partnership)

              Condensed Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
          -------

          Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or properties.

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

          As of June 30, 1996, the Partnership owned directly or though its ownership in joint ventures, interests in the following properties:
          (i) The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia. All of the foregoing properties were acquired on an all cash basis.

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

(2)    Real Estate and Rental Income
       -----------------------------

       The following describes the properties in which the Partnership owns an interest as June 30, 1996:

          The Howell Mill Property
          ------------------------

          On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Howell Mill Road Property") for a purchase price of $3,443,203. The Howell Mill Road Property contains approximately 32,339 of net rentable square feet, and the entire building is currently occupied by HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA"). HCA is a medical support staff group which supplies health care workers to West Paces Ferry Hospital. HCA is currently leasing the premises on a month-to-month basis. The Partnership and HCA have agreed that HCA will continue to occupy the space and pay rent through December 31, 1996. On January 1, 1997, the Partnership will assume control of the 32,339 square foot building.

          During HCA's lease term, the space used by HCA has decreased and over time, it entered into a number of subleases on approximately 23,116 square feet of space. Prior to January 1, 1997, all those subleases will be assigned to the Partnership. The first floor of the building, consisting of 9,223 square feet, is currently vacant. The Partnership is actively marketing the space to secure tenants while rent is being received from HCA. There is no assurance that this vacant space will be leased prior to HCA's lease termination or that if leased, the rental rates will not be less than the Partnership currently received from HCA.

          The occupancy rate at the Howell Mill Road Property for the quarters ended June 30 was 100% in 1996, 1995, 1994, 1993, and 1992.

          The average effective annual rental per square foot at the Howell Mill Road Property was $16.86 for 1996, 1995, 1994, 1993, and 1992.

          Crowe's Crossing Property
          -------------------------

          On December 31, 1986, the Partnership acquired a retail shopping center known as "Crowe's Crossing Shopping Center" located in metropolitan Atlanta, Dekalb County, Georgia (the "Crowe's Crossing Property"). The Crowe's Crossing Property consists of approximately 93,728 net rentable square feet. The Crowe's Crossing Property is anchored by a 45,528 square foot lease with Kroger Food/Drug ("Kroger").

          Kroger is the only tenant occupying ten percent or more of the rentable square footage. Kroger is a retail grocery chain. The remaining 48,200 square feet of the center is composed of 31 separate retail spaces whose tenants operate retail businesses typical of multi-tenant shopping centers.

          The annual base rent payable under the Kroger lease is $295,932. The lease expires April, 2011 with Kroger entitled to five successive renewals each with a term of five years with the same rental rates as the original lease.

          The occupancy rate at the Crowe's Crossing Property for each quarter ended June 30 was 82% in 1996, 90% in 1995, 86% in 1994 and 1993, and
          78% in 1992.

          The average annual rental per square foot at the Crowe's Crossing Property was $7.15 for 1996, $7.60 for 1995, $7.49 for 1994, $7.56 for
          1993, and $7.96 for 1992.

          As of June 30, 1996, the Partnership had contributed a total of $8,317,176 for the acquisition of the Crowe's Crossing Property.

          Black Oak Plaza Property
          ------------------------

          On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contains a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug ("Kroger"), the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 69,046 net rentable square feet. As of June 30, 1996, Black Oak Plaza was approximately 72% leased to 22 tenants. There are no tenants whose leases are for 10% or more of the total square footage of the center. The occupancy rate at Black Oak Plaza for the quarters ended June 30 was 72% in 1996, 84% in 1995 and 1994, 76% in 1993, and 55% in 1992. The average annual rental per square foot at Black Oak Plaza was $5.86 for 1996, $6.14 for 1995, $6.37 for 1994, $5.31 for 1993, and $5.04 for 1992.

          As of June 30, 1996, the Partnership had contributed a total of $4,564,521 for the acquisition of Black Oak Plaza.

          Peachtree Place Property
          ------------------------

          In 1985, the Partnership acquired an interest in two commercial office buildings located at 3875 and 3867 Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of June 30, 1996, the Partnership had made total capital contributions of $1,552,367 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of June 30, 1996, the buildings at the Peachtree Place Property were 100% leased to 7 tenants.

          The occupancy rate at the Peachtree Place Property for each quarter ended June 30 was 100% in 1996, 86% in 1995, and 100% in 1994, 1993,
          and 1992.

          The average effective annual rental per square foot at the Peachtree Place Property was $15.81 for 1996, $13.62 for 1995, $14.31 for 1994,
          $13.18 for 1993, and $14.38 for 1992.

          Three tenants occupy ten percent or more of the rentable square footage--REMAX, a realtor; Dr. Keith Broome, a dentist; and Dr. Christian Loetscher, an oral surgeon. The other tenants in the office park provide typical commercial office services.

          REMAX is not currently under a lease, but is occupying 4,483 rentable square feet on a month-to-month basis. The monthly base rent is $6,164.13. The Partnership is in the process of negotiating a new lease with REMAX which is expected to be signed by September 1, 1996.

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

          Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the costs of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of June 30, 1996, the Partnership had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,833,346 to the Tucker Property. As of June 30, 1996, the Partnership had an approximately 55% equity interest in the Tucker Property, and the Fund II - Fund II-OW Joint Venture held approximately at 45% equity interest in the Tucker Property. As of June 30, 1996, the Tucker Property was 75% occupied by 31 tenants.

          There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

          The occupancy rate at the Tucker Property for the quarters ended June 30 was 75% in 1996, 96% in 1995, 93% in 1994, 87% in 1993, and 82% in
          1992.

          The average effective annual rental per square foot at the Tucker Property was $11.14 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37
          for 1993, and $11.37 for 1992.

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

          As of June 30, 1996, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of June 30, 1996, approximate equity interests in the Cherokee Property were as follows: the Partnership - 24%, Fund II-Fund II-OW Joint Venture - 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

          The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Cherokee Property. As of June 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger.

          Kroger is the only tenant occupying ten percent or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.

          The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995, due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

          The occupancy rate at the Cherokee Property for the quarters ended June 30 was 95% in 1996 and 1995, 86% in 1994, 88% in 1993, and 87%
          in 1992.

          The average effective annual rental per square foot at the Cherokee Property was $8.61 for 1996, $7.50 for 1995, $5.53 for 1994, $6.47 for
          1993, and $6.46 for 1992.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- -------------

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

Results of Operations and Changes in Financial Conditions
- ---------------------------------------------------------

General
- -------

Gross revenues of the Partnership were $486,824 for the three months ended June 30, 1996, as compared to $557,338 for three months ended June 30, 1995 and $989,730 for the six months ended June 30, 1996 as compared to $1,087,880 for the same period in 1995. The decreases for 1996 over 1995 were due to decreased earnings from joint ventures caused primarily by decreased revenues from decreased occupancy at properties owned by joint ventures.

Expenses of the Partnership increased for the three months and six months ended June 30, 1996, as compared to June 30, 1995. The expense increases for 1996 over 1995 were due primarily to the increase in depreciation expense. Depreciation increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements, as of December 31, 1995, from 40 years to 25 years. Expenses also increased in 1996 over 1995 due to an increase in operating expenses for Crowe's Crossing.

Net cash provided by operating activities increased from a use of cash of $15,438 in 1995 to a source of cash of $43,897 in 1996, due primarily to the change in distributions paid and due to affiliates. Net cash used in investing activities increased from $68,351 in 1995 to $119,324 in 1996 due to an increase in investment in real estate. Cash and cash equivalents decreased from $311,376 in 1995 to $248,360 in 1996 due primarily to the increase in receivables, prepaids, and payables. The Partnership distributes cash available less reserves, and as a result, the level of cash remains relatively stable.

The Partnership's cash distributions to the Limited Partners holding Class A units was $6.93 per unit for six months ended June 30, 1996, as compared to $8.64 for 1995, and $3.39 for the three months ended June 30, 1996, as compared to $4.24 for the same period in 1995. All distributions for 1995 and 1996 were made from investment income. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the six months ended June 30, 1996 and 1995.

Property Operations
- -------------------

As of June 30, 1996, the Partnership owned interests in the following properties:


Howell Mill Road Property
- -------------------------
                                              Three Months Ended               Six Months Ended
                                        ------------------------------  ------------------------------
                                        June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                        --------------  --------------  --------------  --------------

Revenues:
   Rental Income                           $136,288        $136,288        $272,575        $272,575

Expenses:
   Depreciation                              62,929          30,438         125,859          60,875
   Management and leasing expenses            8,178           8,178          16,355          16,355
   Other operating expenses                  10,715             187          12,423             374
                                           --------        --------        --------        --------
                                             81,822          38,803         154,637          77,604
                                           --------        --------        --------        --------

Net income                                 $ 54,466        $ 97,485        $117,938        $194,971
                                           ========        ========        ========        ========

Occupied %                                      100%            100%            100%            100%
Partnership's Ownership %                       100%            100%            100%            100%

Cash generated to the Partnership          $125,573        $136,101        $260,152        $272,202

Net income allocated to the Partnership    $ 54,466        $ 97,485        $117,938        $194,971

Rental income remained stable for the period ending June 30, 1996 and 1995. The increase in depreciation expense from 1995 to 1996 was due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Other operating expenses increased mainly due to increased legal fees associated with negotiating the HCA lease. Net income was lower in 1996 as compared to 1995 due to the increases in depreciation expense and other operating expenses. Cash generated to the Partnership decreased due to increased operating expenses. HCA is currently leasing the premises on a month-to-month basis. The Partnership and HCA have agreed that HCA will continue to occupy the space and pay rent through December 31, 1996. On January 1, 1997, the Partnership will assume control of the 32,339 square foot building.

During HCA's lease term, the space used by HCA has decreased and over time, it entered into a number of subleases on approximately 23,116 square feet of space. Prior to January 1, 1997, all those subleases will be assigned to the Partnership. The first floor of the building, consisting of 9,223 square feet, is currently vacant. The Partnership is actively marketing the space to secure tenants while rent is being received from HCA. There is no assurance that this vacant space will be leased prior to HCA's lease termination or that if leased, the rental rates will not be less than the Partnership currently received from HCA.

Crowe's Crossing Shopping Center
- --------------------------------

                                           Three Months Ended               Six Months Ended
                                      ------------------------------  ------------------------------
                                      June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                      --------------  --------------  --------------  --------------

Revenues:
  Rental Income                           $176,089        $178,113        $335,274        $353,548

Expenses:
  Depreciation                              99,904          49,456         199,826          98,807
  Management and leasing expenses            7,023           9,485          17,769          19,487
  Other operating expenses                 105,222          69,001         179,215          88,989
                                           --------        --------        --------        --------
                                           212,149         127,942         396,810         207,283
                                           --------        --------        --------        --------

Net income (loss)                         $(36,060)       $ 50,171        $(61,536)       $146,265
                                          ========        ========        ========        ========

Occupied %                                    82.4%           90.4%           82.4%           90.4%
Partnership's Ownership %                      100%            100%            100%            100%

Cash generated to the Partnership         $ 51,162        $106,612        $125,943        $280,358

Net income (loss) allocated to the
   Partnership                            $(36,060)       $ 50,171        $(61,536)       $146,265

Rental income remained relatively stable for the three month periods ended June 30, 1996 and 1995. The decreased rental income for the six months ended June 30, 1996 and 1995 was due primarily to the decreased occupancy at the property during first quarter. A lease for one of the larger vacant spaces at the property is currently being negotiated. Net income decreased for the three month and six month periods ended June 30, 1996 and 1995 due primarily to the increases in depreciation resulting from the change, as of December 31, 1995, in the estimated useful lives of buildings and improvements. The balance of the decrease in net income is primarily the result of timing differences in the billing and payment of tenant expense reimbursements as well as a $14,000 expenditure for exterior painting at the property. Cash generated to the Partnership decreased for the three and six month periods ended June 30, 1996, compared to June 30, 1995, due to the decreased rental income, tenant reimbursements and capital expenditures for tenant improvements of approximately $31,000 during the first six months of 1996.

Black Oak Plaza Property
- ------------------------------------

                                             Three Months Ended             Six Months Ended
                                        ----------------------------   ----------------------------
                                        June 30, 1996  June 30, 1995   June 30, 1996   June 30, 1995
                                        -------------  -------------   -------------   -------------
Revenues:
 Rental Income                              $99,531        $113,355        $202,342        $220,408
 Interest Income                                 37             254              81             550
                                            -------        --------        --------         -------
                                             99,568         113,609         202,423         220,958
Expenses:
 Depreciation                                72,751          32,141         144,726          64,124
 Management and leasing expenses              8,850           9,895          17,534          18,224
 Other operating expenses                    16,822          29,964          47,319          61,709
                                            -------        --------        --------         -------
                                             98,423          72,000         209,579         144,057
                                            -------        --------        --------         -------

Net income (loss)                           $ 1,145        $ 41,609        $ (7,156)       $ 76,901
                                            =======        ========        ========        ========

Occupied %                                       72%             84%             72%             84%
Partnership's Ownership %                       100%            100%            100%            100%

Cash generated to the Partnership           $61,862        $ 55,787        $ 84,646        $ 90,285

Net income (loss) allocated to the
 Partnership                                $ 1,145        $ 41,608        $ (7,156)       $ 76,900

Rental income for the three months and six months ended June 30, 1996 has decreased, as compared to the three months and six months ended June 30, 1995, due to the decreased occupancy at the property, although no new leases have been executed, prospective tenants have shown interest in three of the vacant spaces at the property. Other operating expenses have decreased for the three months and six months ended June 30, 1996, compared to the same period in 1995, due primarily to an increase in the common area maintenance fees billed in May of 1996. Depreciation increased for 1996 due to the change, as of December 31, 1995, in estimated useful lives of buildings and improvements. The decrease in net income for both the three and six month periods ended June 30, 1996 is primarily as a result of this change in depreciation. Cash generated to the Partnership increased approximately $6,000 for the three month period ended June 30, 1996, compared to 1995, due to higher capital expenditures in 1995 for parking lot repairs. The decrease in cash generated to the Partnership for the six month period ended June 30, 1996, compared to the same period of 1995, is due primarily to an increase in capital expenditures.

Peachtree Place Property
- ------------------------

                                             Three Months Ended            Six Months Ended
                                       -----------------------------  -----------------------------
                                       June 30, 1996   June 30, 1995  June 30, 1996   June 30, 1995
                                       -------------   -------------  -------------   -------------
Revenues:
 Rental income                             $68,514         $55,078        $136,321        $111,523
 Interest income                                 8             257              15             527
                                           -------         -------        --------        --------
                                            68,522          55,335         136,336         112,050

Expenses:
 Depreciation                               21,705          10,602          42,893          21,204
 Management and leasing expenses             5,349           2,956          10,842           6,457
 Other operating expenses                   29,118          36,067          62,658          73,975
                                           -------         -------        --------        --------
                                            56,172          49,625         116,393         101,636
                                           -------         -------        --------        --------

Net income                                 $12,350         $ 5,710        $ 19,943        $ 10,414
                                           =======         =======        ========        ========

Occupied %                                     100%             75%            100%             75%
Partnership's Ownership %                    89.95%          89.76%          89.95%          89.76%

Cash generated to the Partnership          $34,295         $18,477        $ 47,236        $ 36,162

Net income allocated to the
 Partnership                               $11,109         $ 5,126        $ 17,939        $  9,348

Rental income and net income increased for the quarter ending June 30, 1996, as compared to the same period for 1995, due chiefly to an increase in tenant occupancy for 1996. Management and leasing expenses increased in 1996 due to the increased rental income. Operating expenses decreased in 1996 as compared to 1995 due mainly to decreased property general and administrative expenses. In 1996, the increases in depreciation expenses were due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions." Cash distributions increased in 1996 as compared to 1995 due to the increased revenue and decreased operating expenses. The property was 100% leased as of June 30, 1996 as compared to 75% leased as of June 30, 1995.

Tucker Property
- ---------------
                                             Three Months Ended               Six Months Ended
                                         ----------------------------   -----------------------------
                                         June 30, 1996  June 30, 1995   June 30, 1996   June 30, 1995
                                         -------------  -------------   -------------   -------------
Revenues:
 Rental income                              $255,854        $322,051        $542,001       $644,015
 Interest income                                 127           1,099             379          2,449
                                            --------        --------        --------       --------
                                             255,981         323,150         542,380        646,464

Expenses:
 Depreciation                                104,428          60,007         208,228        120,013
 Management and leasing expenses              30,297          32,009          62,384         67,800
 Other operating expenses                    140,584         135,553         256,500        298,131
                                            --------        --------        --------       --------
                                             275,309         227,569         527,112        485,944
                                            --------        --------        --------       --------

Net income                                  $(19,328)       $ 95,581        $ 15,268       $160,520
                                            ========        ========        ========       ========

Occupied %                                        75%             96%             75%            96%
Partnership's Ownership %                      55.09%          55.09%          55.09%         55.09%

Cash distributed to the Partnership         $ 57,028        $101,012        $147,426       $186,408

Net income allocated to the
 Partnership                                $(10,648)       $ 52,655        $  8,411       $ 88,430

Rental income decreased in 1996 from 1995 due primarily to decreased tenant occupancy. Operating expenses decreased in 1996 over 1995 due to a decrease in utilities and other repairs and maintenance. The increase in depreciation expense for 1996 as compared to 1995 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Net income of the property decreased in 1996 as compared to 1995 due to increased depreciation and decreased occupancy as discussed above.

The property was 75% leased, as of June 30, 1996, as compared to 96% leased as of June 30, 1995, due to three tenants vacating space totaling 9,884 square feet. Although no leases have been signed, every effort is being made to re-lease this space.

Cherokee Property
- -----------------
                                                 Three Months Ended             Six Months Ended
                                           -----------------------------   -----------------------------
                                           June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                           -------------   -------------   -------------   -------------
Revenues:
 Rental Income                               $223,987        $147,679        $446,608         $293,517
 Interest income                                   18              70              37               95
                                             --------        --------        --------         --------
                                              224,005         147,749         446,645          293,612

Expenses:
 Depreciation                                 107,461          45,717         214,644           91,244
 Management and leasing expenses               13,276           7,401          25,910           14,469
 Other operating expenses                      46,632          36,597          95,504           81,820
                                             --------        --------        --------         --------
                                              167,369          89,715         336,058          187,533
                                             --------        --------        --------         --------

Net income                                   $ 56,636        $ 58,034        $110,587         $106,079
                                             ========        ========        ========         ========

Occupied %                                         95%             95%             95%              95%
Partnership's Ownership %                        24.0%          30.57%           24.0%           30.57%

Cash distribution to the Partnership         $ 49,196        $ 26,764        $ 94,290         $ 39,417

Net income allocated to the
 Partnership                                 $ 13,606        $ 17,741        $ 26,566         $ 32,438

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994; however, the additional rent was billed retroactively and paid in September, 1995. The increases in depreciation expenses for 1996 as compared to 1995, are the result of the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operation and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property remained relatively stable due to the increase in revenue which was offset by the increase in expenses.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total costs for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: the Partnership $94,679, and the Fund II-Fund II-OW Joint Venture $805,092, Wells Fund VI $953,798, and Wells Fund VII $953,798 as of June 30, 1996. Due to these additional investments, the Partnership's ownership percentage in the Cherokee Commons Shopping Center decreased from 30.6% in 1995 to 24.0% as of June 30, 1996. Wells Fund VI and Wells Fund VII did not make their respective capital contributions until August, 1995.

                          PART  II - OTHER INFORMATION

  Item 6(b). No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND I
                                   (Registrant)




  Dated:  August 13, 1996             By:  /s/Leo F. Wells, III
                                           --------------------
                                      Leo F. Wells, III, as Individual General
                                      Partner and as President, Sole Director
                                      and Chief Financial Officer of
                                      Wells Capital, Inc., the
                                      Corporate General Partner