Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND I
filed 1996-11-12
CIK 746259

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)
[X]          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       September 30, 1996                           or
                               ------------------------------------------------------------------

[ ]          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                   to
                               ---------------------------------    ---------------------------------

Commission file number                   0-14463
                       ------------------------------------------------------------------------------

                                       Wells Real Estate Fund I
-----------------------------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Georgia                                                         58-1565512
-------------------------------                               ---------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                                   30092
-----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                   --------------------------------------------------

-----------------------------------------------------------------------------------------------------
     (Former name, former address and former fiscal year,
     if changed since last report)


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

Yes  X     No
   -----      -----

                                   Form 10-Q
                                   ---------

                   Wells Real Estate Fund I and Subsidiaries
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Balance Sheets - September 30, 1996
                  and December 31, 1995...................................      3

                 Consolidated Statements of Income for
                  Three Months and Nine Months Ended
                  September 30, 1996 and 1995.............................      4

                 Statements of Partners' Capital
                  for the Nine Months Ended September 30, 1996
                  and the Year Ended December 31, 1995....................      5

                 Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 1996 and 1995.......      6

                 Condensed Notes to Consolidated Financial Statements.....      7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................     13

PART II. OTHER INFORMATION................................................     21


                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                          CONSOLIDATED BALANCE SHEETS

             Assets                                  September 30, 1996  December 31, 1995
             ------                                  ------------------  -----------------

Real Estate, at cost (Note 2)
 Land                                                    $ 2,894,193        $ 2,894,193
  Building and improvements, less
  accumulated depreciation of $ 5,162,153
  in 1996 and $4,391,172 in 1995                          14,289,390         14,894,955
                                                         -----------        -----------
  Total real estate assets                                17,183,583         17,789,148
                                                         -----------        -----------

Investments in joint ventures (Note 3)                     7,254,259          7,560,948
Cash and cash equivalents                                    223,520            323,786
Due from affiliates                                          108,578            124,999
Deferred lease acquisition costs                              31,463             14,964
Accounts receivable                                          233,267            218,136
Prepaid expenses and other assets                             67,590             54,279
                                                         -----------        -----------
                                                           7,918,677          8,297,112
                                                         -----------        -----------
     Total assets                                        $25,102,260        $26,086,260
                                                         ===========        ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                        $   101,796        $    85,610
 Due to affiliates                                         1,376,803          1,267,152
 Refundable security deposits                                 61,198             52,277
 Partnership distribution payable                            298,844            422,320
                                                         -----------        -----------

     Total liabilities                                     1,838,641          1,827,359
                                                         -----------        -----------

Minority interest                                            131,459            137,051

Partners' capital

 Limited partners:
  Class A - 98,716 Units Outstanding                      21,521,457         21,442,415
  Class B - 42,568 Units Outstanding                       1,610,703          2,679,435
                                                         -----------        -----------

     Total partners' capital                              23,132,160         24,121,850
                                                         -----------        -----------

       Total liabilities and partners' capital           $25,102,260        $26,086,260
                                                         ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended                         Nine Months Ended
                                            ----------------------------------------  ----------------------------------------
                                             September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                            -------------------  -------------------  -------------------  -------------------

Revenues:
 Rental income                                    $ 471,296            $ 482,035          $ 1,417,808           $1,439,589
 Interest income                                      3,071                4,716               11,311               14,174
 Equity in income of
  Joint Ventures (Note 3)                            26,141               88,324               61,119              209,192
                                                  ---------            ---------          -----------           ----------
                                                    500,508              575,075            1,490,238            1,662,955
                                                  ---------            ---------          -----------           ----------
Expenses:
 Management and leasing fees                         26,185               30,374               82,528               88,731
 Lease acquisition costs                             10,333                9,884               30,118               30,677
 Operating costs - rental properties,
  net of tenant reimbursements                      201,819              140,008              510,080              365,935
 Bad debt recovery                                      259                7,201               (6,386)               2,294
 Depreciation                                       257,677              122,529              770,981              367,538
 Legal and accounting                                   378                  458               28,304               11,340
 Computer expense                                     1,403                  431                3,433                4,965
 Partnership administration                          18,918               19,377               72,802               63,809
 Minority interest                                    1,300                  (14)               3,304                1,052
                                                  ---------            ---------          -----------           ----------
                                                    518,272              330,248            1,495,164              936,341
                                                  ---------            ---------          -----------           ----------
  Net income (loss)                               $ (17,764)           $ 244,827          $    (4,926)          $  726,614
                                                  =========            =========          ===========           ==========

Net income allocated to
 General Partners                                 $       0            $       0          $         0           $        0

Net income allocated to
 Class A Limited Partners                         $ 339,074            $ 433,710          $ 1,063,805           $1,294,268

Net loss allocated to Class B
 Limited Partners                                 $(356,838)           $(188,883)         $(1,068,731)          $ (567,654)

Net income per Class A
 Limited Partner Unit                             $    3.43            $    4.39          $     10.77           $    13.11

Net loss per Class B
 Limited Partner Unit                             $   (8.39)           $   (4.44)         $    (25.11)          $   (13.34)

Cash distribution per Class A
 Limited Partner Unit                             $    3.05            $    4.52          $      9.98           $    13.16

     See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1996


                                            LIMITED PARTNERS
                               ------------------------------------------
                                        CLASS A            CLASS B           TOTAL
                               --------------------  --------------------   PARTNERS'
                               UNITS     AMOUNTS     UNITS     AMOUNTS       CAPITAL
                               ------  ------------  ------  ------------  ------------

BALANCE, DECEMBER 31, 1994     98,716  $21,487,254   42,568  $ 3,590,483   $25,077,737

 Net income (loss)                  0    1,657,310        0     (911,048)      746,262
 Partnership distributions          0   (1,702,149)       0            0    (1,702,149)
                               ------  -----------   ------  -----------   -----------
BALANCE, DECEMBER 31, 1995     98,716   21,442,415   42,568    2,679,435    24,121,850

 Net income (loss)                  0    1,063,805        0   (1,068,731)       (4,926)
 Partnership distributions          0     (984,763)       0            0      (984,763)
                               ------  -----------   ------  -----------   -----------
BALANCE, SEPTEMBER 30, 1996    98,716  $21,521,457   42,568  $ 1,610,704   $23,132,161
                               ======  ===========   ======  ===========   ===========

     See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                         -------------------------------------------------------
                                                             September 30, 1996            September 30, 1995
                                                         --------------------------    --------------------------
Cash flow from operating activities:
 Net (loss) income                                             $    (4,926)                      $   726,614
 Adjustments to reconcile net earnings
  to net cash provided by
   operating activities:
   Equity in income of joint ventures                              (61,119)                         (209,192)
   Minority interest                                                 3,304                             1,052
   Distribution received from joint ventures                       387,979                           352,061
   Partnership distribution paid                                (1,108,239)                       (1,303,796)
   Depreciation                                                    770,981                           367,538
   Accrued management and leasing fees                              82,528                            88,731
     Changes in assets and liabilities:
      Decrease  (increase) in accounts receivable                  (18,880)                           46,521
      (Increase) decrease in prepaids and other assets             (29,811)                            1,773
      Increase in deferred rental income                                 0                            45,429
      Increase (decrease) in accounts payable
       and refundable security deposits                             25,106                            (5,120)
      Increase (decrease) in due to affiliates                      18,228                           (81,644)
                                                               -----------                       -----------

       Net cash provided by
        operating activities                                        65,151                            29,967
                                                               -----------                       -----------

Cash flow from investing activities:
 Additional investment in Joint Venture                                  0                             5,321
 Additional investment in real estate                             (165,419)                          (98,950)
                                                               -----------                       -----------
      Net cash used in investing activities                       (165,419)                          (93,629)
                                                               -----------                       -----------

      Net decrease in cash and cash equivalents                   (100,266)                          (63,662)

Cash and cash equivalents, beginning of year                       323,786                           395,165
                                                               -----------                       -----------

Cash and cash equivalents, end of period                       $   223,520                       $   331,503
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

                   WELLS REAL ESTATE FUND I AND SUBSIDIARIES
                     (A Georgia Public Limited Partnership)

              Condensed Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

     Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial properties.

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

     As of September 30, 1996, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of  Presentation
     ---------------------------

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

     (c)  Employees
     --------------

     The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (d)  Insurance
     --------------

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

     (e)  Competition
     ----------------

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

(2)  Real Estate and Rental Income
     -----------------------------

     The following describes the properties in which the Partnership owns an interest as September 30, 1996:

     The Howell Mill Road Property - Fund I
     --------------------------------------

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

     During HCA's lease term, the space used by HCA has decreased and over time, it entered into a number of subleases on approximately 23,116 square feet of space. Prior to January

     1, 1997, all those subleases will be assigned to the Partnership. The first floor of the building, consisting of 9,223 square feet, is currently vacant. The Partnership is actively marketing the space to secure tenants while rent for that vacant space is being received from HCA. There is no assurance that this vacant space will be leased prior to HCA's lease termination or that, if leased, the rental rates will not be less than the Partnership currently receives from HCA.

     The occupancy rate at the Howell Mill Road Property for the quarters ended September 30 was 100% in 1996, 1995, 1994, 1993, and 1992.

     The average effective annual rental per square foot at the Howell Mill Road Property was $16.86 for 1996, 1995, 1994, 1993, and 1992.

     Crowe's Crossing Property - Fund I
     ----------------------------------

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

     The occupancy rate at the Crowe's Crossing Property for each quarter ended September 30 was 84% in 1996, 89% in 1995, 88% in 1994 and 1993, and 97% in
     1992.

     The average annual rental per square foot at the Crowe's Crossing Property was $7.15 for 1996, $7.60 for 1995, $7.49 for 1994, $7.56 for 1993, and
     $7.96 for 1992.

     As of September 30, 1996, the Partnership had contributed a total of $8,317,176 for the acquisition of the Crowe's Crossing Property.

     Black Oak Plaza Property - Fund I
     ---------------------------------

     On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contains a total of approximately 175,000 square feet of space including a K-Mart department store and a

     Kroger, the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of September 30, 1996, Black Oak Plaza was approximately 72% leased to 22 tenants. There are no tenants whose leases are for 10% or more of the total square footage of the center. The occupancy rate at Black Oak Plaza for the quarters ended September 30 was 72% in 1996, 84% in 1995 and 1994, 74% in 1993, and 78% in
     1992. The decrease in occupancy from September 1995 to September 1996 was a result of the loss of several tenants, totalling 8,209 square feet. The average annual rental per square foot at Black Oak Plaza was $5.86 for 1996, $6.14 for 1995, $6.37 for 1994, $5.31 for 1993, and $5.04 for 1992.

     As of September 30, 1996, the Partnership had contributed a total of $4,564,521 for the acquisition of Black Oak Plaza.

     Peachtree Place Property - Fund I and Wells & Associates Joint Venture
     ----------------------------------------------------------------------

     In 1985, the Partnership acquired an interest in two commercial office buildings located at 3875 and 3867 Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of September 30, 1996, the Partnership had made total capital contributions of $1,552,367 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of September 30, 1996, the buildings at the Peachtree Place Property were 100% leased to 7 tenants.

     The occupancy rate at the Peachtree Place Property for each quarter ended September 30 was 100% in 1996, 86% in 1995, and 100% in 1994, 1993, and
     1992.

     The average effective annual rental per square foot at the Peachtree Place Property was $15.81 for 1996, $13.62 for 1995, $14.31 for 1994, $13.18 for
     1993, and $14.38 for 1992.

     Three tenants occupy ten percent or more of the rentable square footage-- REMAX, a realtor; Dr. Keith Broome, a dentist; and Dr. Christian Loetscher, an oral surgeon. The other tenants in the office park provide typical commercial office services.

     REMAX is not currently under a lease, but is occupying 4,483 rentable square feet on a month-to-month basis. The monthly base rent is $6,164.13. The Partnership is in the process of negotiating a new lease with REMAX which is expected to be signed by October 1, 1996.

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

     Tucker Property - Fund I and Fund II Tucker Joint Venture
     ---------------------------------------------------------

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

     Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the costs of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of September 30, 1996, the Partnership had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,833,346 to the Tucker Property. As of September 30, 1996, the Partnership had an approximately 55% equity interest in the Tucker Property, and the Fund II - Fund II-OW Joint Venture held approximately at 45% equity interest in the Tucker Property. As of September 30, 1996, the Tucker Property was 75% occupied by 31 tenants, due to tenants vacating approximately 9,761 square feet.

     There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

     The occupancy rate at the Tucker Property for the quarters ended September 30 was 75% in 1996, 89% in 1995, 97% in 1994, 87% in 1993, and 78% in 1992.

     The average effective annual rental per square foot at the Tucker Property was $11.14 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37 for 1993, and
     $11.02 for 1992.

     Cherokee Property - Fund I-II-II-OW-VI-VII Joint Venture
     --------------------------------------------------------

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

     On August 1, 1995, the Partnership, Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., a Georgia public limited partnership having Leo
     F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VI"), and Wells Real Estate Fund VII, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VII"), entered into a joint venture agreement known as Fund I, II, II-OW, VI, and VII Associates (the "Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Property. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of the Fund II-Fund II-OW Joint Venture, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

     As of September 30, 1996, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I-II-II-OW- VI-VII Joint Venture. As of September 30, 1996, approximate equity interests in the Cherokee Property were as follows: the Partnership - 24%, Fund II-Fund II-OW Joint Venture - 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

     The Cherokee Property is anchored by a 67,115 square foot lease with Kroger which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Cherokee Property. As of September 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger. Kroger is the only tenant occupying ten percent or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.

     The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995, due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

     The occupancy rate at the Cherokee Property for the quarters ended September 30 was 95% in 1996 and 1995, 92% in 1994, 82% in 1993, and 87%
     in 1992.

     The average effective annual rental per square foot at the Cherokee Property was $8.57 for 1996, $7.50 for 1995, $5.53 for 1994, $6.47 for
     1993, and $6.46 for 1992.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ----------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $500,508 for the three months ended September 30, 1996, as compared to $575,075 for three months ended September 30, 1995, and $1,490,238 for the nine months ended September 30, 1996, as compared to $1,662,955 for the same period in 1995. The decreases for 1996 over 1995 were due to decreased earnings from joint ventures caused primarily by decreased revenues from decreased occupancy at properties owned by joint ventures.

     Expenses of the Partnership increased for the three months and nine months ended September 30, 1996, as compared to September 30, 1995. The expense increases for 1996 over 1995 were due primarily to the increase in depreciation expense. Depreciation increased from 1995 to 1996 due to a change in the estimated useful lives of all buildings and improvements in which the Partnership owns an interest, as of December 31, 1995, from 40 years to 25 years. Expenses also increased in 1996 over 1995 due to an increase in operating expenses for Crowe's Crossing.

     Net cash provided by operating activities increased from $29,967 in 1995 to $65,151 in 1996, due primarily to the increase in distributions received from joint ventures and a decrease in distributions paid to investors. Net cash used in investing activities increased from $93,629 in 1995 to $165,419 in 1996 due to an increase in capital expenditures at the properties. Cash and cash equivalents decreased from $331,503 in 1995 to $223,520 in 1996 due primarily to the increase in receivables, prepaids, payables and capital expenditures.

     The Partnership's cash distributions to the Limited Partners holding Class A units was $9.98 per unit for nine months ended September 30, 1996, as compared to $13.16 for 1995, and $3.05 for the three months ended September 30, 1996, as compared to $4.62 for the same period in 1995. All distributions for 1995 and 1996 were made from investment income. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the nine months ended September 30, 1996 and 1995.

PROPERTY OPERATIONS
-------------------

As of September 30, 1996, the Partnership owned interests in the following properties:

Howell Mill Road Property - Fund I
----------------------------------

                                                    Three Months Ended                        Nine Months Ended
                                         ----------------------------------------  ----------------------------------------
                                         September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                         -------------------  -------------------  -------------------  -------------------

Revenues:
 Rental Income                                 $136,287             $136,280             $408,862             $408,855

Expenses:
 Depreciation                                    62,929               30,438              188,788               91,313
 Management and leasing expenses                  8,178                8,178               24,533               24,533
 Other operating expenses                         3,296                 (915)              15,719                2,196
                                               --------             --------             --------             --------
                                                 74,403               37,701              229,040              118,042
                                               --------             --------             --------             --------

Net income                                     $ 61,883             $ 98,579             $179,822             $290,813
                                               ========             ========             ========             ========

Occupied %                                          100%                 100%                 100%                 100%
Partnership's Ownership %                           100%                 100%                 100%                 100%

Cash generated to the Partnership              $132,991             $136,042             $393,143             $408,244

Net income allocated to the
 Partnership                                   $ 61,883             $ 98,579             $179,822             $290,813

Rental income remained stable for the periods ending September 30, 1996 and 1995. The increase in depreciation expense from 1995 to 1996 was due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Other operating expenses increased mainly due to increased legal fees associated with negotiating the HCA lease. Net income was lower in 1996 as compared to 1995 due to the increases in depreciation expense and other operating expenses. Cash generated to the Partnership decreased due to increased operating expenses and efforts to lease-up the property. HCA is currently leasing the premises on a month-to-month basis. The Partnership and HCA have agreed that HCA will continue to occupy the space and pay rent through December 31, 1996. On January 1, 1997, the Partnership will assume control of the 32,339 square foot building.

During HCA's lease term, the space used by HCA has decreased and over time, it entered into a number of subleases on approximately 23,116 square feet of space. Prior to January 1, 1997, all those subleases will be assigned to the Partnership. The first floor of the building, consisting of 9,223 square feet, is currently vacant. The Partnership is actively marketing the space to secure tenants while rent is being received from HCA. There is no assurance that this vacant space will be leased prior to HCA's lease termination or that, if leased, the rental rates will not be less than the Partnership currently receives from HCA.

Crowe's Crossing Shopping Center - Fund I
-----------------------------------------

                                                    Three Months Ended                        Nine Months Ended
                                         ----------------------------------------  ----------------------------------------
                                         September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                         -------------------  -------------------  -------------------  -------------------

Revenues:
 Rental Income                                  $162,625             $174,476            $ 497,899             $528,024

Expenses:
 Depreciation                                     99,904               49,348              299,730              148,155
 Management and leasing expenses                   7,480               11,043               25,249               30,530
 Other operating expenses                         98,217               69,678              277,432              158,667
                                                --------             --------            ---------             --------
                                                 205,601              130,069              602,411              337,352
                                                --------             --------            ---------             --------

Net (loss) income                               $(42,976)            $ 44,407            $(104,512)            $190,672
                                                ========             ========            =========             ========

Occupied %                                          84.1%               89.92%                84.1%               89.92%
====================================            ========             ========            =========             ========
Partnership's Ownership % in
 Property                                            100%                 100%                 100%                 100%

Cash generated to the Partnership               $ 57,098             $101,232            $ 183,041             $381,590

Net income (loss) allocated to the
 Partnership                                    $(42,976)            $ 44,407            $(104,512)            $190,672

Rental income decreased for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 due primarily to decreased occupancy at the property. Negotiations are continuing for the leasing of a large space at the property. Net income decreased for the three and nine month periods ended September 30, 1996 and 1995 due primarily to the increases in depreciation resulting from the change, as of fourth quarter 1995, in the estimated useful lives of buildings and improvements. The balance of the decrease in net income is the result of timing differences in the billing and payment of tenant expense reimbursements as well as expenditure of approximately $25,000 for plumbing and air conditioning repairs at the property during the third quarter 1996. Cash generated to the Partnership decreased for the three and nine month periods ended September 30, 1996, compared to September 30, 1995, due to the decreased rental income, tenant reimbursements, and capital expenditures for tenant improvements, and increased maintenance expenses (described above) at the property.

Black Oak Plaza Property - Fund I
---------------------------------

                                                     Three Months Ended                        Nine Months Ended
                                          ----------------------------------------  ----------------------------------------
                                          September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                          -------------------  -------------------  -------------------  -------------------

Revenues:
 Rental Income                                  $101,873             $113,834             $304,215             $334,242
 Interest Income                                      28                  209                  109                  759
                                                --------             --------             --------             --------
                                                 101,901              114,043              304,324              335,001
                                                --------             --------             --------             --------
Expenses:
 Depreciation                                     73,139               32,141              217,865               96,265
 Management and leasing expenses                   8,523                9,051               26,057               27,275
 Other operating expenses                         66,665               38,121              113,984               99,830
                                                --------             --------             --------             --------
                                                 148,327               79,313              357,906              223,370
                                                --------             --------             --------             --------

Net income (loss)                               $(46,426)            $ 34,730             $(53,582)            $111,631
                                                ========             ========             ========             ========

Occupied %                                            74%                  84%                  74%                  84%
Partnership's Ownership % in
 Property                                            100%                 100%                 100%                 100%

Cash generated to the Partnership               $      0             $ 80,853             $ 55,172             $171,138

Net income (loss) allocated to the
 Partnership                                    $(46,426)            $ 34,730             $(53,582)            $111,631

Rental income decreased for the three months and nine months ended September 30, 1996, compared to the same periods in 1995, due primarily to decreased occupancy at the property. Several new leases have been executed in third quarter of 1996, and one lease was renewed with additional square footage. Depreciation increased in 1996 due to the change, in the fourth quarter of 1995, in estimated useful lives of buildings and improvements. Other operating expenses have increased for the three months ended September 30, 1996 due primarily to the expenditure of approximately $14,000 for exterior painting at the center and $15,000 in legal fees concerning collections from former tenants during the third quarter of 1996. Cash generated to the Partnership decreased for the three and six months ended September 30, 1996, compared to the same period of 1995, for the reasons cited above and additional capital expenditures of approximately $45,000 at the property.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------

                                                    Three Months Ended                        Nine Months Ended
                                          ---------------------------------------   ---------------------------------------
                                          September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                          ------------------   ------------------   ------------------   ------------------

Revenues:
 Rental income                                   $70,511              $56,220             $206,832             $167,743
 Interest income                                       7                  118                   22                  645
                                                 -------              -------             --------             --------
                                                  70,518               56,338              206,854              168,388
                                                 -------              -------             --------             --------

Expenses:
 Depreciation                                     21,705               10,602               64,598               31,806
 Management and leasing expenses                   5,523                8,583               16,365               15,040
 Other operating expenses                         33,899               37,295               96,557              111,270
                                                 -------              -------             --------             --------
                                                  61,127               56,480              177,520              158,116
                                                 -------              -------             --------             --------

Net (loss) income                                $ 9,391              $  (142)            $ 29,334             $ 10,272
                                                 =======              =======             ========             ========

Occupied %                                           100%                 100%                 100%                 100%
Partnership's Ownership %                          89.95%               89.76%               89.95%               89.76%

Cash generated to the Partnership                $31,723              $     0             $ 78,959             $ 35,003

Net (loss) income allocated to the
 Partnership                                     $ 8,447              $  (128)            $ 26,386             $  9,219

Rental income and net income increased for the quarter ending September 30, 1996, as compared to the same period for 1995, due chiefly to an increase in tenant occupancy for 1996. Management and leasing expenses increased in 1996 due to the increased rental income. Operating expenses decreased in 1996 as compared to 1995 due mainly to decreased property general and administrative expenses. In 1996, the increases in depreciation expenses were due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions." Cash distributions increased in 1996 as compared to 1995 due to the increased revenue and decreased operating expenses. The property was 100% leased as of September 30, 1996, maintaining this occupancy since the end of the third quarter in 1995.

Tucker Property - Fund I and Fund II Tucker Joint Venture
---------------------------------------------------------

                                                      Three Months Ended                        Nine Months Ended
                                           ----------------------------------------  ----------------------------------------
                                           September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                           -------------------  -------------------  -------------------  -------------------

Revenues:
 Rental income                                   $262,134             $313,802             $804,135             $957,817
 Interest income                                      122                  147                  501                2,596
                                                 --------             --------             --------             --------
                                                  262,256              313,949              804,636              960,413
                                                 --------             --------             --------             --------

Expenses:
 Depreciation                                     105,280               60,007              313,508              180,020
 Management and leasing expenses                   27,454               36,291               89,838              104,091
 Other operating expenses                         109,108              124,144              365,608              422,275
                                                 --------             --------             --------             --------
                                                  241,842              220,442              768,954              706,386
                                                 --------             --------             --------             --------

Net income                                       $ 20,414             $ 93,507             $ 35,682             $254,027
                                                 ========             ========             ========             ========

Occupied %                                             75%                  89%                  75%                  89%
Partnership's Ownership %                           55.09%               55.09%               55.09%               55.09%

Cash distributed to the Partnership              $ 76,171             $102,067             $223,597             $288,475

Net income allocated to the
 Partnership                                     $ 11,246             $ 85,163             $ 19,657             $139,943

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

The property was 75% leased, as of September 30, 1996, as compared to 89% leased as of September 30, 1995, due to three tenants vacating space totaling 9,761 square feet. Although no leases have been signed, every effort is being made to re-lease this space. There is no assurance that this vacant space will be leased or that the rental rates will not be less than the Partnership received from former tenants.

Cherokee Property - Funds I-II-II-OW-VI-VII Joint Venture
---------------------------------------------------------

                                                      Three Months Ended                        Nine Months Ended
                                           ----------------------------------------  ----------------------------------------
                                           September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                           -------------------  -------------------  -------------------  -------------------

Revenues:
 Rental income                                   $219,956             $253,387             $666,564             $546,904
 Interest income                                       18                   69                   55                  164
                                                 --------             --------             --------             --------
                                                  219,974              253,456              666,619              547,068
                                                 --------             --------             --------             --------

Expenses:
 Depreciation                                     107,607               72,989              322,251              164,233
 Management and leasing expenses                   12,101                9,354               38,011               23,823
 Other operating expenses                          38,084               36,728              133,588              118,548
                                                 --------             --------             --------             --------
                                                  157,792              119,071              496,850              306,604
                                                 --------             --------             --------             --------

Net income                                       $ 62,182             $134,385             $172,769             $240,464
                                                 ========             ========             ========             ========

Occupied %                                             95%                  95%                  95%                  95%
Partnership's Ownership %                            24.0%                23.0%                24.0%                23.0%

Cash distributed to the Partnership              $ 49,920             $ 40,876             $144,210             $ 80,293

Net income allocated to the
 Partnership                                     $ 14,938             $ 36,811             $ 41,504             $ 69,249

Rental income decreased for the three months ended September 30, 1996, as compared to the same period for 1995, due to the receipt in September 1995 of certain excess rents relating to the Kroger expansion which, although completed in November 1994, was billed retroactively and paid in September 1995. The increases in depreciation expenses for 1996 as compared to 1995, are the result of the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operation and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property decreased for the nine month period ended September 30, 1996, as compared to the same period for 1995, due primarily to the increase in depreciation expenses offset partially by the increase in rental income.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND I
                                (Registrant)
Dated:  November 11, 1996       By:  /s/ Leo F. Wells, III
                                     --------------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President,
                                     Sole Director and Chief Financial
                                     Officer of Wells Capital, Inc.