Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND I
filed 1997-03-26
CIK 746259

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended               December 31, 1996         or
                         ----------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                    to
                               ------------------    --------------------

Commission file number                  0-14463
                       -----------------------------------------

                          Wells Real Estate Fund I
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                               58-1565512
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


3885 Holcomb Bridge Road, Norcross, Georgia            30092
-------------------------------------------        -------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                   -------------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                Name of exchange on which registered
     -------------------                ------------------------------------
          NONE                                         NONE


Securities registered pursuant to Section 12 (g) of the Act:

                             CLASS A UNITS
--------------------------------------------------------------------------------
                           (Title of Class)

                             CLASS B UNITS
--------------------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---
Aggregate market value of the voting stock held by
non-affiliates:          Not Applicable
               --------------------------------

                                       PART I



         ITEM  1.       BUSINESS

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

         As of December 31, 1996, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, (iii) The Black Oak Property, a shopping center located in Knoxville, Tennessee, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia. All of the foregoing properties were acquired on all cash basis and are described in more detail in Item 2 .


         Employees
         ---------

         The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.


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


         ITEM 2.   PROPERTIES
         --------------------

         The Partnership owns six properties directly or through its ownership in joint ventures of which two are office buildings, three are retail buildings, and one is a combined office and retail project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, these properties were 86.20% occupied, down from 87.20% at December 31, 1995, 91.38% at December 31, 1994, 90.33% at December 31, 1993,
         and 88.77% at December 31, 1992.

         The following table shows lease expirations during each of the next ten years as of December 31, 1996, assuming no exercise of renewal options or termination rights:

                                                           Partnership                 Percentage of
                                                           Share  of                      Total
                                           Annualized      Annualized     Percentage    Annualized
    Year        Number of      Square        Gross           Gross         of Total       Gross
  of Lease      Leases          Feet          Base           Base        Square Feet       Base
  Expiration    Expiring      Expiring       Rent(1)         Rent(1)       Expiring        Rent
-------------------------------------------------------------------------------------------------
   1997           32           64,606       901,484        603,850         34.60%         37.46%
   1998           19           28,104       363,810        277,447         15.05%         15.12%
   1999           31           52,141       618,905        454,670         27.92%         25.72%
   2000            6           17,912       203,341        165,037          9.59%          8.45%
   2001(2)         7            5,250       110,300         97,462          2.81%          4.58%
   2002            5           15,140       178,480        113,689          8.11%          7.42%
   2003            1            3,580        30,009         30,009          1.92%          1.25%
   2004            0                0             0              0          0.00%          0.00%
   2005            0                0             0              0          0.00%          0.00%
   2006            0                0             0              0          0.00%          0.00%
--------------------------------------------------------------------------------------------------
                 101          186,733     2,406,329      1,742,165        100.00%        100.00%

         (1) Average monthly gross rent over the life of the lease, annualized.

         (2)  Lease expiring is ground lease only with McDonald's.

         The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

         The Howell Mill Property/Fund I
         -------------------------------

         On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Howell Mill Road Property") for a purchase price of $3,443,203. The Howell Mill Road Property contains approximately 32,339 of net rentable square feet, and the entire building was leased to HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA") until December 31, 1996. HCA is a medical support staff group which supplies health care workers to West Paces Ferry Hospital. Although efforts were made to negotiate a new lease, HCA vacated the premises as of December 31, 1996. Rental income is currently being generated from five (5) leaseholders occupying 8,664 square feet.

         The occupancy rate at the Howell Mill Road Property was 100% for the years ending December 31, 1996, 1995, 1994, 1993, and 1992.

         The average effective annual rental per square foot at the Howell Mill Road Property was $16.86 for 1996, 1995, 1994, 1993, and
         1992.


         Crowe's Crossing Property/Fund I
         --------------------------------

         On December 31, 1986, the Partnership acquired a retail shopping center known as "Crowe"s Crossing Shopping Center" located in metropolitan Atlanta, DeKalb County, Georgia (the "Crowe's Crossing Property"). The Crowe's Crossing Property consists of approximately 93,728 net rentable square feet. The Crowe's Crossing Property is anchored by a 45,528 square foot lease with Kroger Food/Drug which expires in 2011. The annual base rent payable under the Kroger lease is $295,932. The remaining 48,200 square feet of the center is composed of 31 separate retail spaces whose tenants operate retail businesses typical of multi-tenant shopping centers.

         The occupancy rate at the Crowe's Crossing Property was 89% in 1996, 88% in 1995 and 1994, 86% in 1993, and 78% in 1992.

         The average annual rental per square foot at the Crowe's Crossing Property was $7.92 for 1996, $7.60 for 1995, $7.49 for 1994,
         $7.56 for 1993, and $7.96 for 1992.

         As of December 31, 1996, the Partnership had contributed a total of $8,317,176 for the acquisition of the Crowe's Crossing Property.

         Black Oak Plaza Property/Fund I
         -------------------------------

         On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contained a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug, the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of December 31, 1996, Black Oak Plaza was approximately 74% leased to 23 tenants. Cato/Cato Plus, a women's clothing store, is the only tenant occupying 10% or more of the rentable square footage of the property. Cato's lease for 8,610 square feet, approximately 12.5% of the total, expires in January, 1999. The occupancy rate at Black Oak Plaza was 77% in 1995, 84% in 1994, 76% in 1993, and 55% in 1992. The average annual rental per square foot at Black Oak Plaza was $6.08 for 1996, $6.14 for 1995, $6.37 for 1994,
         $5.31 for 1993, and $5.04 for 1992.

         As of December 31, 1996, the Partnership had contributed a total of $4,564,521 for the acquisition of Black Oak Plaza.

         Peachtree Place Property/Fund I and Wells & Associates, Inc.
         ------------------------------------------------------------

         In 1985, the Partnership acquired an interest in two commercial office buildings located at Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of December 31, 1996, the Partnership had made total capital contributions of $1,552,367 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of December 31, 1996, the buildings at the Peachtree Place Property were 100% leased to eight tenants.

         The occupancy rate at the Peachtree Place Property was 100% in 1996, 1995 and 1994, 94% in 1993 and 1992.

         The average effective annual rental per square foot at the Peachtree Place Property was $16.08 for 1996, $13.62 for 1995, $14.31 for 1994, $13.18 for 1993, and $14.38 for 1992.

         Three tenants occupy ten percent or more of the rentable square footage --REMAX, a realtor; Dr. Keith Broome, a dentist; and Dr. Christian Loetscher, an oral surgeon. The other tenants in the office park provide typical commercial office services.

         REMAX is currently under a lease which will expire in September, 1997. They are occupying 4,483 rentable square feet, and the annual base rent is $73,970.

         Dr. Loetscher's original lease represented 2,067 rentable square feet. In 1995, he expanded and increased his rentable space an additional 2,333 square feet for a total of 4,400 rentable square feet. Dr. Loetscher's lease calls for an annual base rent of $73,258 in 1996, $71,591 in 1997 and $29,333 in 1998. The lease expires May 31, 1998.

         Dr. Keith Broome's lease represents 2,016 rentable square feet. The annual base rent under the lease is $34,272 for 1996, $35,196 for 1997 and $2,940 for 1998. The lease expires December 31, 1997.


         Tucker Property/Fund I - Fund II Tucker Joint Venture
         -----------------------------------------------------

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

         On August 1, 1995, the Partnership and the Fund II-Fund II-OW Joint Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW, VI, VII Joint Venture, as described below. As a result, the name of the joint venture was changed back to "Fund I and Fund II Tucker". The Partnership's percentage interest in the Tucker Property remained unchanged as a result of the transaction.

         Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of December 31, 1996, the Partnership had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,833,346 to the Tucker Property. As of December 31, 1996, the Partnership had approximately a 55% equity interest in the Tucker Property, and the Fund II - Fund II-OW Joint Venture held approximately a 45% equity interest in the Tucker Property. As of December 31, 1996, the Tucker Property was 77% occupied by 31 tenants.

         There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

         The occupancy rate at the Tucker Property was 77% in 1996, 83% in 1995, 96% in 1994, and 89% in 1993, and 80% in 1992.

         The average effective annual rental per square foot at the Tucker Property was $13.78 for 1996, $12.61 for 1995, $12.63 for 1994,
         $11.37 for 1993 and 1992.


         Cherokee Property/Fund I, II, II-OW, VI and VII Joint Venture
         -------------------------------------------------------------

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

         On August 1, 1995, the Partnership, Fund II - Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VI"); and Wells Real Estate Fund VII, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners ("Wells Fund VII") entered into a joint venture agreement known as Fund I, II, II-OW, VI, and VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Property. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Fund II-Fund II-OW, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

         As of December 31, 1996, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Cherokee Property. As of December 31, 1996, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were as follows: the Partnership 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VI 11% and Wells Fund VII 11%.

         The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Property. As of December 31, 1996, the Cherokee Property was approximately 93% occupied by 18 tenants, including Kroger.

         Kroger is the only tenant occupying ten percent or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.

         The Kroger lease called for an annual rent of $392,915 which increased to $589,102 on August 16, 1995, due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years, upon the same terms and conditions.

         The occupancy rate at the Cherokee Property was 93% in 1996, 94% in 1995, 91% in 1994, 89% in 1993, and 88% in 1992.

         The average effective annual rental per square foot at the Cherokee Property was $9.00 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993, and $6.46 for 1992.

         ITEM 3.   LEGAL PROCEEDINGS
         ---------------------------

         There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.


         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         -------------------------------------------------------------

         No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.







             (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                      PART II


         ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY
         -------------------------------------------------------------
                   HOLDER MATTERS
                   --------------

         As of February 28, 1997, the Partnership had 98,716 outstanding Class A Units held by a total of 3,682 Limited Partners and 42,568 outstanding Class B Units held by a total of 930 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

         Class A Unit holders are entitled to an annual 9% non-cumulative distribution preference over Class B Unit holders as to distributions from Cash Available for Distribution but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

         Cash Available for Distribution to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class B units. Cash distributions made to the Limited Partners holding Class A units during the two most recent fiscal years were as follows:

                                     Per Class A    Per Class A    Per Class B   Per Class B
                                        Unit           Unit           Unit           Unit
Distribution for     Total Cash      Investment      Return of      Return of      General
Quarter Ended       Distributed        Income         Capital        Capital       Partner
--------------------------------------------------------------------------------------------

March 31, 1995      $434,657          $  4.40        $ 0.00          $ 0.00        $ 0.00
June 30, 1995       $418,490          $  4.24        $ 0.00          $ 0.00        $ 0.00
September 30, 1995  $445,422          $  4.51        $ 0.00          $ 0.00        $ 0.00
December 31, 1995   $403,581          $  4.09        $ 0.00          $ 0.00        $ 0.00
March 31, 1996      $349,400          $  3.54        $ 0.00          $ 0.00        $ 0.00
June 30, 1996       $334,597          $  3.39        $ 0.00          $ 0.00        $ 0.00
September 30, 1996  $300,766          $  3.05        $ 0.00          $ 0.00        $ 0.00
December 31, 1996   $291,099          $  2.94        $ 0.00          $ 0.00        $ 0.00


         The fourth quarter distribution was accrued for accounting purposes in 1996 and was not actually paid to the Limited Partners holding Class A units until February 1997. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1997 to be paid from investment income; however, there is no guarantee of this.

         ITEM 6.   SELECTED FINANCIAL DATA
         ---------------------------------

         The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992:


                              1996            1995        1994          1993         1992
         -------------------------------------------------------------------------------------
         Total Assets      $24,968,886    $26,086,260  $27,020,983   $27,228,786   $28,024,349
         Total Revenues      1,967,743      2,169,532    2,084,942     1,973,392     2,111,371
         Net Income            101,804        746,262      808,112       650,841       761,308
         Net Income
          allocated to
          Class A Limited
          Partners           1,416,538      1,657,310    1,472,306     1,387,751     1,491,433
         Net Loss
          allocated to
          Class B Limited
          Partners          (1,314,734)      (911,048)    (664,194)     (736,910)     (730,125)
         Net Income
          per Class A
          Limited
          Partner Unit           14.35          16.79        14.91         14.06         15.11
         Net Loss
          per Class B
          Limited
          Partner Unit          (30.89)        (21.40)      (15.60)       (17.31)       (17.15)
         Cash Distributions
            to Investors:
          Investments income
            Class A Units        12.92          17.24        13.12         15.29         12.96
          Return of Capital
            Class A Units         0.00           0.00         0.00          0.00          0.00



         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------------------
                   AND CONDITIONS RESULTS OF OPERATION
                   -----------------------------------

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


         Results of Operations and Changes in Financial Conditions
         ---------------------------------------------------------

         General
         -------

         Gross revenues of the Partnership were $1,967,743 for the fiscal year ended December 31, 1996, as compared to $2,169,532 for the fiscal year ended December 31, 1995 and $2,084,942 for the fiscal year ended December 31, 1994. The decrease was due primarily to decreased earnings from joint ventures caused by increased depreciation expenses, as well as, decreased interest income. Rental income remained stable for 1996.

         Expenses of the Partnership were $1,865,939 for the fiscal year ended December 31, 1996, as compared to $1,423,270 for the fiscal year ended December 31, 1995, and $1,276,830 for the fiscal year ended December 31, 1994. The increase for 1996 over 1995 was due
         to several factors.   Depreciation increased in 1995 compared to
         1996 due to a change in the estimated useful lives of buildings and improvements from 40 to 25 years, which became effective October 1, 1995. Operating expenses increased over 1995 due primarily to major repairs (plumbing, water/sewer line repairs, and painting) at the Crowe's Crossing Shopping Center. Although operating expenses were somewhat less at Black Oak Plaza, the decrease was offset by the increase in depreciation expense in 1996 due to the change in estimated useful lives as discussed above. (See Property Operations for further discussion concerning expense increase.) For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

         Net income of the Partnership was $101,804 for the fiscal year ended December 31, 1996, as compared to $746,262 and $808, 112 for the years 1995 and 1994, respectively. The decrease in net income for 1996 is due primarily to increased depreciation expense; however, as discussed above, there were increased operating expenses and other factors which also contributed to this decrease. The decreased net income in 1995 as compared to 1994 was due primarily to increased depreciation expense.

         The Partnership's cash distribution to the Limited Partners holding Class A units was $12.92 per unit for the fiscal year ended December 31, 1996, $17.24 for 1995 and $13.12 for 1994. No
         cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the fiscal year ended December 31, 1996, 1995, and 1994. Distributions accrued for the fourth quarter of 1996 were paid in February, 1997.

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




             (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

         Property Operations
         -------------------

         As of December 31, 1996, the Partnership's ownership interest in the Howell Mill Road Property, Black Oak Plaza, Crowe's Crossing Shopping Center and the Peachtree Place Property is 100%, Fund I
         - Fund II Tucker Joint Venture is 55.09% and Fund I, II, II-OW, VI and VII Joint Venture is 24%.

         As of December 31, 1996, the Partnership owned interests in the following properties:

         Howell Mill Road Property/Fund I
         --------------------------------

                                          For the Year Ended December 31
                                     -----------------------------------------

                                    1996               1995               1994
                                    ----               ----               ----

         Revenues:
          Rental Income           $545,149            $545,149          $545,149

         Expenses:
          Depreciation             251,719             152,651           121,749
          Management and
            leasing expenses        32,709              32,709            32,709
          Other operating expenses  25,815               4,792             4,651
                                  --------            --------          --------
                                   310,243             190,152           159,109
                                  --------            --------          --------
         Net income               $234,906            $354,997          $386,040
                                  ========            ========          ========

         Occupied %                    100%                100%              100%
         Partnership Ownership %       100%                100%              100%

         Cash generated to the
         Partnership              $485,204            $540,357          $540,499

         Net income allocated to
         the Partnership          $234,906            $354,997          $386,040


         Rental income, all expenses (with the exception of depreciation), and cash generated to the Partnership remained stable for the years ending December 31, 1996, 1995, and 1994. The increase in depreciation expense from 1995 to 1996 was due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income was lower in 1996 as compared to 1995 and 1994 due to an increase in depreciation expense and operating expenses, primarily legal fees. HCA vacated the building on December 31, 1996, and improvements are in process to make the premises ready for marketing and leasing. These capital improvements decreased cash generated to the Partnership for 1996 as compared to 1995 and

         1994.   Rental income is currently being generated through five
         (5) leaseholders occupying 8,664 square feet.

         Real estate taxes were paid by HCA directly during the years of occupancy at the Howell Mill Road Property.

         The Partnership's ownership percentage has remained constant at 100% for the years 1996, 1995, and 1994.

         For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


         Crowe's Crossing Shopping Center/Fund I
         ---------------------------------------

                                       For the Year Ended December 31
                                       ------------------------------
                                     1996                1995                1994
                                     ----               -----                ----
       Revenues:
         Rental Income              $679,529           $712,634           $701,678

       Expenses:
         Depreciation                405,116            245,967            196,594
         Management and
         leasing expenses             35,074             40,175             36,385
         Other operating expenses    280,610            197,414            181,839
                                    --------           ---------          --------
                                     720,800            483,556            414,818
                                   ---------           ---------          --------
       Net (Loss ) Income           $(41,271)          $229,078           $286,860
                                    ========           ========           ========
       Occupied %                       89%               88%                88%
       Partnership Ownership %         100%              100%               100%

       Cash generated to the
       Partnership                  $284,270           $529,574           $442,763

       Net (Loss) Income allocated
       to the Partnership           $(41,271)          $229,078           $286,860


       Rental income decreased to $679,529 for 1996 as compared to $712,634 for 1995 due primarily to the decreased occupancy rate of 83% for the first three quarters of 1996. Rental income increased to $712,634 for 1995 as compared to $701,678 for 1994 even though occupancy levels remained unchanged due to rental rate increases for existing tenants. Depreciation increased for 1996 compared to 1995 due to the recording of a full year's expense reflecting the change in estimated useful lives beginning in the fourth quarter 1995. Depreciation increased for 1995 as compared to 1994 due to the change in the estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Change in
         Financial Condition".   Management and leasing expenses
         decreased in 1996 over 1995 due to decreased rental collections in 1996. Management and leasing expenses increased in 1995 over 1994 due to increased rental collections in 1995. Other operating expenses increased approximately $83,000 in 1996 compared to 1995 due primarily to expenditures for plumbing, painting and water/sewer line repairs of approximately $43,000 and bad debt write-off of approximately $21,000. Other operating expenses increased approximately $15,000 in 1995 as compared to 1994 due mainly to additional security expense. Net income of the property decreased approximately $270,000 in 1996 compared to 1995 for the reasons stated above, and decreased to $229,078 in 1995 compared to $286,860 in 1994 primarily due to the increased depreciation in 1995.

         Real estate taxes were $83,860 for 1996 and 1995, and $83,997 for 1994.

         The Partnership's ownership percentage has remained constant at 100% for the years 1996, 1995, and 1994.

         For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

         Black Oak Plaza/Fund I
         ----------------------

                                        For the Year Ended December 31
                                   ---------------------------------------------
                                   1996                 1995                1994
                                   ----                 ----                ----
        Revenues:
          Rental Income          $416,114             $424,258            $439,703

        Expenses:
          Depreciation            235,326              165,247             128,878
          Management and
           leasing expenses        34,132               35,863              26,385
        Other operating expenses  173,225              184,738             210,069
                                 --------             --------            --------
                                  442,683              385,848             365,332
                                 --------             --------            --------

        Net (Loss) Income        $(26,569)            $ 38,410            $ 74,371
                                 ========             ========            ========

        Occupied %                     74%                  77%                 84%
        Partnership Ownership %       100%                 100%                100%

        Cash generated to the
        Partnership              $ 95,893             $197,499            $      0

        Net (Loss) Income
        allocated to the
        Partnership              $(26,569)            $ 38,410            $ 74,371


         Rental income decreased to $416,114 for 1996 as compared to $424,258 in 1995 due to decreased occupancy at the project. Rental income decreased for 1995 over 1994 due mainly to a lower average level of occupancy for 1995. Depreciation increased for 1996 compared to 1995 due to the fact that the change in estimated lives of buildings and improvements which became effective in the fourth quarter of 1995, was in effect for a full year. Depreciation increased for 1995 as compared to 1994 due to the change in the estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Conditions". Management and leasing expenses decreased for 1996 compared to 1995 due to the decrease of approximately $35,000 in actual rents received in 1996. Management and leasing expenses increased for 1995 compared to 1994 due primarily to an increase of approximately $50,500 in actual rents received in 1995 as compared to 1994. An increase in common area maintenance ("CAM") reimbursements in July of 1994 of $.35 per square foot, and the application of management and leasing fees to CAM reimbursement fees paid by Kroger in 1995 account for the remainder of the increase in management and leasing fees in 1995 compared to 1994.


         Although operating expenses in 1996 were approximately $14,200 higher than in 1995, total operating expenses decreased in 1996 compared to 1995 due to the retirement of tenant improvements of $37,000 in 1995 compared to $11,000 in 1996. Other operating expenses decreased for 1995 compared to 1994 due primarily to the cost of approximately $22,500 in repairs and maintenance in 1994. Net income of the property decreased approximately $65,000 in 1996 compared to 1995 due primarily to increased depreciation expense and decreased rental income previously discussed. Net income of the property decreased to $38,410 in 1995 as compared to $74,371 in 1994 due to increased depreciation expense as discussed.

         Real estate taxes were $41,655 for 1996 and 1995 and $38,360 for 1994 and 1993.

         The Partnership's ownership percentage remained constant at 100% for the years 1996, 1995 and 1994.

         For comments on the general competitive conditions to which the property maybe subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.






             (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

         Peachtree Place/Fund I and Wells & Associates, Inc. Joint
         ---------------------------------------------------------
         Venture
         -------

                                        For the Year Ended December 31
                                  ---------------------------------------------
                                   1996                1995                1994
                                  -----               -----              ------

         Revenues:
          Rental Income          $276,345           $234,903             $246,724
          Interest Income              30                665                  983
                                 --------           --------             --------
                                  276,375            235,568              247,707
         Expenses:
          Depreciation             86,303             51,680               42,411
          Management and
           leasing expenses        15,265             20,782               21,961

         Other operating expenses 133,398            156,396              131,274
                                 --------           --------             --------
                                  234,966            228,858              195,646
                                 --------           --------             --------
         Net Income              $ 41,409           $  6,710             $ 52,061
                                 ========           ========             ========
         Occupied %                100.00%            100.00%              100.00%
         Partnership Ownership %    89.95%             89.95%               89.76%

         Cash Distribution to the
         Partnership             $112,719           $ 47,488             $104,258

         Net Income allocated to
         the Partnership         $ 37,247           $  5,994             $ 46,730


         Rental income increased for the year ended December 31, 1996, as compared to the same period for 1995 due to the full year's rental income from all current tenants. In 1996, the increase in depreciation expense was due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". The decrease in operating expenses in 1996 as compared to 1995 was due primarily to lowered repairs and maintenance costs and a decrease in utilities. Net income and cash distributions were increased in 1996 as compared to 1995 due to the increased revenues and decreased operating expenses. The property was 100% leased as of December 31, 1996, 1995, and 1994.

         Real estate taxes were $28,068 for 1996, and $16,831 for 1995 and 1994.

         The Partnership holds an 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture.

         For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

         Tucker Property/Fund I - Fund II  Tucker Joint Venture
         ------------------------------------------------------

                                        For the Year Ended December 31
                                    1996               1995               1992
                                 ----------         ----------         ----------
         Revenues:
          Rental Income          $1,065,598         $1,227,116         $1,228,960
          Interest Income               624              2,599              3,269
                                 ----------         ----------         ----------
                                  1,066,222          1,229,715          1,232,229
         Expenses:
          Depreciation              419,137            277,862            238,238
          Loss on Real Estate
           Assets                    61,985                  0                  0
          Management and
           leasing expenses         118,542            135,517            133,650
          Other operating
           expenses                 501,724            563,049            500,494
                                 ----------         ----------         ----------
                                  1,101,388            976,428            872,382
                                 ----------         ----------         ----------
         Net (Loss) Income         $(35,166)          $253,287         $  359,847
                                 ==========         ==========         ==========
         Occupied %                   77.00%             83.00%             96.00%
         Partnership Ownership %      55.09%             55.09%             55.09%

         Cash Distribution to
         the Partnership         $  290,352         $  367,070         $  309,179

         Net Income (Loss)
         allocated
         to the Partnership      $  (19,373)        $  139,535         $  198,239


         Rental income decreased from 1995 to 1996 due primarily to decreased tenant occupancy. Operating expenses increased in 1996 over 1995 due to an increase in HVAC repairs, painting expense and maintenance. Operating expenses decreased in 1995 as compared to 1994 due chiefly to an increase in property taxes, utilities and other repairs/maintenance. The increase in depreciation expense in 1996 over 1995 and 1994 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" Section of "Results of Operations and Changes in Financial Conditions".

         Net income decreased in 1996 to ($35,166) from $253,287 in 1995 due to increased depreciation and operating expenses, as discussed above. Further, a fire occurred in September 1996 resulting in estimated repair costs of $210,927. An insurance check in the amount of $143,944 was received in December, 1996, and repairs are expected to be completed by the end of the first quarter of 1997. A loss on real estate assets of $61,985 is reflected in the aforementioned loss of income. Net income decreased in 1995 to $253,287 from $359,847 in 1994 due to decreased tenant occupancy and an increase in operating expenses as discussed above.

         The property was 77% leased as of December 31, 1996, as compared to 83% as of December 31, 1995, and 96% as of December 31, 1994. Rental income for 1996 decreased over the 1995 level due to decreased occupancy.

         Real estate taxes were $111,947 for 1996, $127,484 for 1995, and $105,042 for 1994.

         As of December 31, 1996, the Partnership owned, through its ownership in the joint venture Fund I and Fund II Tucker, 55.09% of the property in Tucker known as Heritage Place.

         For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.








         (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

Cherokee Commons Shopping Center/Fund I, II, II-OW, VI and VII Joint Venture
----------------------------------------------------------------------------

                                              For the Year Ended December 31
                                     -------------------------------------------------
                                        1996                1995                1994
                                        ----                ----                ----
         Revenues:
          Rental Income               $890,951           $778,204             $552,823
          Interest Income                   73                180                   50
                                     ---------          ---------            ---------
                                       891,024            778,384              552,873
         Expenses:
           Depreciation                429,419            277,099              172,583
           Management and
             leasing expenses           48,882             36,303               22,410
           Other operating
             expenses                  180,841            115,885              569,830
                                      --------           --------             --------
                                       659,142            429,287              764,823
                                      --------           --------             --------
         Net Income (Loss)            $231,882           $349,097           $ (211,950)
                                      ========           ========           ==========
         Occupied %                      93.00%             94.00%               91.00%
         Partnership Ownership %         24.00%             24.00%               30.60%

         Cash Distribution to
         the Partnership              $189,008           $126,697           $  104,234

         Net Income (Loss) allocated
         to the Partnership            $55,705            $95,490           $  (63,123)



Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994. Rental income for the year ended December 31, 1995 increased approximately $225,500 from the rental income for the year ended December 31, 1994. This increase is due to excess rents relating to the Kroger expansion which, although completed in November of 1994, was billed retroactively and paid in September 1995. The decrease in occupancy in 1996 is due to the current vacancy of 2,380 square feet; however, a lease is being negotiated for 1,200 square feet with anticipated occupancy in February 1997. Operating expenses of the property increased to $180,841 in 1996 from $115,885 in 1995 and decreased from $569,830 in 1994. The increase in 1996 over 1995 is due primarily to repairs and maintenance roof repairs, painting and tenant finish, as well as, general and administrative expenses. The decrease from 1995 over 1994 was due to the retirement of tenant improvement resulting from the Kroger expansion. The increase of depreciation expense for 1996, as compared to 1995 and 1994, is a result of the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and changes to Financial Conditions." Net income of the property decreased to $231,882 in 1996 from $349,097 in 1995 and increased from ($211,950) in 1994, due to the increase in operating expenses as discussed above.

         A lease amendment was executed with Kroger expanding its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: the Partnership $94,679 and the Fund II-Fund II-OW Joint Venture $805,092 as of December 31, 1994 and Wells Fund VI $953,798, and Wells Fund VII $953,798 as of December 31, 1995.

         Real estate taxes were $63,696 for 1996, $63,694 for 1995 and $56,080 for 1994.

         As of December 31, 1996, the Partnership owned, through its ownership in the Joint Venture Fund I, II, II-OW, VI and VII Associates, 24.02% of Cherokee Commons Shopping Center.

         For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, Page 2. For additional information on the property, tenants, etc. , see Item 2, Properties, page 3.











         (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

         Liquidity and Capital Resources
         -------------------------------

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

         The Partnership's net cash provided by operating activities decreased to $82,044 in 1995 as compared to $497,138 in 1994 and increased to $155,456 for the year ended December 31, 1996. The increase at 1996 was primarily due to increases to accounts payable and amounts due to affiliates, partially offset by increased accounts receivables.

         The increase in equity income of joint ventures was offset by an increase in depreciation expense from 1995 as compared to 1994. The decrease in equity income of joint ventures as of December 31, 1996, was a result of the increased depreciation expense from the change of estimated useful lives of buildings and improvements as previously discussed, which became effective in the fourth quarter of 1995.

         Net cash used in investing activities increased to $275,066 in 1996 from $153,423 in 1995, due to increased building and tenant improvements. Net cash used in investing activities decreased in 1995 to $153,423 from $560,189 in 1994 due to a decrease in building and tenant improvements. Cash and cash equivalents decreased to $204,176 in 1996 after remaining relatively stable at December 31, 1995 and 1994. The decrease is primarily due to increased prepaid expenses, accounts receivables and reduced equity income of joint ventures offset by lowered distributions to partners from accumulated earnings. The Partnership distributes cash available less reserves, and as a result, the level of cash typically remains stable.

         The Partnership's distributions paid and payable through the fourth quarter of 1996 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flow.

         The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

         Inflation
         ---------

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


         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -----------------------------------------------------

         The financial statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.


         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ----------------------------------------------------------
                   ACCOUNTING AND FINANCIAL DISCLOSURE
                   -----------------------------------

         The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.





         (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                      PART III



         ITEM 10.       GENERAL PARTNERS OF THE PARTNERSHIP
         --------------------------------------------------

         Wells Capital, Inc. Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole shareholder, sole Director and the President of Capital.

         Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 53 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy
         D. Warren & Company, an Atlanta real estate company.






         (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

         ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
                   -----------------------------------------------

         No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 1996 from the Partnership or with respect to the Partnership's interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interests in properties owned through joint ventures, as of December 31, 1996, deferred cash compensation of approximately $1,821,982 of which $1,412,572 was accrued at the Partnership level and the remainder at the joint venture level, was due to the General Partners and their affiliates, of which $111,371 was accrued for fiscal year ended 1996.


         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   -----------------------------------------------
                   AND MANAGEMENT
                   --------------

         No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

         Set forth below is the security ownership of management as of February 28, 1997.

                                     (2)                    (3)
                               Name and Address        Amount and Nature
               (1)               of Beneficial          of  Beneficial             (4)
          Title of Class             Owner                 Ownership         Percent of Class
          --------------       ----------------       -----------------      ----------------
            Class A Units      Leo F. Wells, III      116 Units (IRA,         Less than 1%
                                                      401 (k) and
                                                      Profit Sharing)

            Class A Units      Leo  F. Wells, III     152 Units  (401         Less than 1%
                                                      (k) and Profit
                                                      Sharing)

           Class A Units       Leo F. Wells, III      151 Units (outright)    Less than 1%




         No arrangements exist which would, upon implementation, result in a change in control of the Partnership.





         (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

         ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         -------------------------------------------------------------

         The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


         Interest in Partnership Cash Flow and Net Sale Proceeds
         -------------------------------------------------------

         The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no partnership cash flow or net sale proceeds during 1996.


         Property Management and Leasing Fees
         ------------------------------------

         Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership's interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of December 31, 1996, deferred property management and leasing fees totaling $1,821,982 were due to Wells Management Company, Inc., of which $111,371 was accrued for fiscal year ended 1996.

         Real Estate Commissions
         -----------------------

         In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1996, no real estate commissions were paid to the General Partners or their affiliates.






             (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                      PART IV


         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         --------------------------------------------------------------
                   ON FORM 8-K
                   -----------

         (a)   1.  Financial Statements
                   Information with respect to this item is contained on Pages F-2 to F-24 of this Annual Report on Form 10-K. See Index to Financial Statements on Page F-1.

         (a)   2.  Financial Statement Schedule III
                   Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

         (a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

         (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

         (c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

         (d)       See (a)2 above.







             (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997.

                                       Wells Real Estate Fund I
                                       (Registrant)



                                       By:  /s/Leo F. Wells, III
                                            --------------------
                                            Leo F. Wells, III
                                            Individual General Partner and
                                            as President of Wells Capital,
                                            Inc., the Corporate General
                                            Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


         Signature               Title




         /s/ Leo F. Wells, III   Individual General Partner,   March 17, 1997
         ---------------------   President and Sole Director
         Leo F. Wells, III       of Wells Capital, Inc., the
                                 Corporate General Partner



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                    EXHIBIT INDEX

                             (Wells Real Estate Fund I)


           The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

                                                                             Sequential
         Exhibit No.       Description of Document                           Page Number
         ----------        -----------------------                           -----------
         *4                Restated and Amended Certificate and                   N/A
                           Agreement of Limited Partnership of
                           Wells Real Estate Fund I (Registration
                           Statement of Wells Real Estate Fund
                           I, Exhibit B to the Prospectus, File
                           No. 2-91165)

         *10(a)            Management Agreement between Registrant                N/A
                           and Wells Management Company, Inc. (Exhibit
                           to Form 10-K of Wells Real Estate Fund I
                           for the fiscal year ended December 31, 1990,
                           File No. 0-14463)

         *10(b)            Leasing and Tenant Coordination Agreement              N/A
                           Between Registrant and Wells Management
                           Company, Inc. (Exhibit to Form 10-K of
                           Wells Real Estate Fund I for the fiscal
                           year ended December 31, 1990, File
                           No. 0-14463)

         *10(c)            Purchase Agreement for the acquisition                 N/A
                           of the Howell Mill Road Property dated
                           December 27, 1985 (Exhibit to Form 10-K
                           of Wells Real Estate Fund I for the
                           fiscal year ended December 31, 1990, File
                           No. 0-14463)



         *10(d)            Leases between Registrant and Hospital                 N/A
                           Corporation of America (Exhibit to Form
                           10-K of Wells Real Estate Fund I for
                           the fiscal year ended December 31, 1990,
                           File No. 0-14463)



                                                                                           Sequential
         Exhibit No.                      Description of Document                         Page Number
         ----------                       -----------------------                         -----------
         *10(e)                          Joint Venture Agreement of Wells-Baker              N/A
                                         Associates dated April 1, 1985 (Exhibit
                                         to Form 10-K of Wells Real Estate Fund I
                                         for the fiscal year ended December 31,
                                         1990, File No. 0-14463)



         *10(f)                          Purchase Agreement for the acquisition              N/A
                                         of Heritage Place at Tucker dated
                                         April 25, 1986 (Exhibit to Form 10-K of
                                         Wells Real Estate Fund I for the fiscal
                                         year ended December 31, 1990, File
                                         No. 0-14463)

         *10(g)                          Joint Venture Agreement of Fund I and               N/A
                                         Fund II Tucker dated January 9, 1987
                                         (Exhibit to Form 10-K of Wells Real
                                         Estate Fund I for the fiscal year ended
                                         December 31, 1990, File No. 0-14463)

         *10(h)                          Purchase Agreement for the acquisition              N/A
                                         of the Cherokee Commons Shopping
                                         Center dated December 31, 1986 (Exhibit
                                         to Form 10-K of Wells Real Estate Fund I
                                         for the fiscal year ended December 31,
                                         1990, File No. 0-14463)

         *10(i)                          Joint Venture Agreement of Fund I and               N/A
                                         Fund II Cherokee dated June 27, 1987
                                         (Exhibit to Form 10-K of Wells Real
                                         Estate Fund I for the fiscal year ended
                                         December 31, 1990, File No. 0-14463)

         *10(j)                          Amended and Restated Joint Venture                  N/A
                                         Agreement of Fund I and Fund II Tucker-
                                         Cherokee dated January 1, 1991 (Exhibit
                                         to Form 10-K of Wells Real Estate Fund I
                                         for the fiscal year ended December 31,
                                         1991, File No. 0-14463)


                                                                                         Sequential
        Exhibit No.                     Description of Document                          Page Number
        -----------                     -----------------------                          ------------
         *10(k)                         Lease Modification Agreement No. 3 with             N/A
                                        The Kroger Co. dated December 21, 1993
                                        (Exhibit to Form 10-K of Wells Real
                                        Estate Fund I for the fiscal year ended
                                        December 31, 1993, File No. 0-14463)

         *10(l)                         Joint Venture Agreement of Fund I, II,              N/A
                                        II-OW, VI and VII Associates dated
                                        August 1, 1995 (Exhibit to Form 10-K of
                                        Wells Real Estate Fund VI, L.P. for the
                                        fiscal year ended December 31, 1995,
                                        File No. 0-23656)

         *10(m)                         First Amendment to Amended and Restated             N/A
                                        Joint Venture Agreement of Fund I and
                                        Fund II Tucker (formerly Fund I and
                                        Fund II Tucker-Cherokee) dated August 1,
                                        1995 (Exhibit to Form 10-K of Wells Real
                                        Estate Fund I for the fiscal year ended
                                        December 31, 1995, File No. 0-14463)

         *10(n)                         Custodial Agency Agreement between Wells             N/A
                                        Real Estate Fund I and NationsBank
                                        of Georgia, N.A. dated August 1, 1995
                                        (Exhibit to Form 10-K of Wells Real
                                        Estate Fund I for the fiscal year ended
                                        December 31, 1995, File No. 0-14463)



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


CONSOLIDATED FINANCIAL STATEMENTS                      PAGE
---------------------------------                      ----

Independent Auditors' Report                           F-2

Consolidated Balance Sheets
 as of December 31, 1996 and 1995                      F-4

Consolidated Statements of Income for
 the Years Ended December 31, 1996,
 1995, and 1994                                        F-5

Consolidated Statements of Partners'
 Capital for the Years Ended
 December 31, 1996, 1995, and 1994                     F-6

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1996,
 1995, and 1994                                        F-7

Notes to Consolidated Financial Statements
 for December 31, 1996, 1995, and 1994                 F-8




           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Wells Real Estate Fund I and Subsidiary:


We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE FUND I (a Georgia public limited partnership) AND SUBSIDIARY as of December 31, 1996 and 1995 and the related consolidated statements of income, partners' capital, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
The financial statements of Wells Real Estate Fund I and subsidiary for the year ended December 31, 1994 were audited by other auditors whose report dated January 13, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                            /s/ Arthur Andersen LLP

Atlanta, Georgia
January 10, 1997

              [LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]

                         INDEPENDENT AUDITORS' REPORT


The Partners
Wells Real Estate Fund I:


We have audited the consolidated balance sheet (which is not presented separately herein) of Wells Real Estate Fund I (a limited partnership) and subsidiary as of December 31, 1994, and the related consolidated statements of income, partners' capital, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the information for the year ended December 31, 1994 included in the December 31, 1996 financial statement Schedule III - Real Estate and Accumulated Depreciation. These consolidated financial statements and information included in the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and information included in the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related information for 1994 included in the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                /s/ KPMG PEAT MARWICK LLP
                                -------------------------
January 13, 1995
Atlanta, Georgia

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                         1996                 1995
                                                                     -----------          -----------
REAL ESTATE ASSETS, at cost:
    Land                                                             $ 2,894,193          $ 2,894,193
    Building and improvements, less accumulated depreciation
        of $5,369,635 and $4,391,172 at December 31,
        1996 and 1995, respectively                                   14,176,266           14,894,955
                                                                     -----------          -----------
                Total real estate assets                              17,070,459           17,789,148
                                                                     -----------          -----------
INVESTMENT IN JOINT VENTURES                                           7,117,920            7,560,948
CASH AND CASH EQUIVALENTS                                                204,176              323,786
DUE FROM AFFILIATES                                                      111,552              124,999
ACCOUNTS RECEIVABLE                                                      363,662              218,136
DEFERRED LEASE ACQUISITION COSTS                                          35,808               14,964
PREPAID EXPENSES AND OTHER ASSETS                                         65,309               54,279
                                                                     -----------          -----------
                                                                       7,898,427            8,297,112
                                                                     -----------          -----------
                Total assets                                         $24,968,886          $26,086,260
                                                                     ===========          ===========
                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Accounts payable and accrued expenses                            $   131,340          $    85,610
    Due to affiliate                                                   1,412,572            1,267,152
    Refundable security deposits                                          62,876               52,277
    Partnership distributions payable                                    285,687              422,320
    Minority interest                                                    128,619              137,051
                                                                     -----------          -----------
                Total liabilities                                      2,021,094            1,964,410
                                                                     -----------          -----------
COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL:
    Limited partners:

        Class A                                                       21,583,091           21,442,415
        Class B                                                        1,364,701            2,679,435
                                                                     -----------          -----------
                Total partners' capital                               22,947,792           24,121,850
                                                                     -----------          -----------
                Total liabilities and partners' capital              $24,968,886          $26,086,260
                                                                     ===========          ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                     1996                1995                1994
                                                 -----------          ----------           ----------
REVENUES:
    Rental income                                $ 1,917,137          $1,915,403           $1,933,254
    Equity in income of joint ventures                36,332             235,025              135,116
    Interest income                                   14,274              19,104               16,572
                                                 -----------          ----------           ----------
                                                   1,967,743           2,169,532            2,084,942
EXPENSES:

    Depreciation                                     978,463             615,546              489,195
    Operating costs, net of reimbursements           458,733             393,797              398,728
    Partnership administration                       143,214             155,814              164,164
    Management and leasing fees                      107,785             118,021              108,641
    Legal and accounting                              97,231              59,072               52,014
    Lease acquisition costs                           42,570              40,352               38,987
    Bad debt expense                                  21,359              25,045                5,056
    Computer costs                                    12,422              14,908               14,714
                                                 -----------          ----------           ----------
                                                   1,861,777           1,422,555            1,271,499
                                                 -----------          ----------           ----------
INCOME BEFORE MINORITY INTEREST                      105,966             746,977              813,443
MINORITY INTEREST                                      4,162                 715                5,331
                                                 -----------          ----------           ----------
NET INCOME                                       $   101,804          $  746,262           $  808,112
                                                 ===========          ==========           ==========
NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                        $ 1,416,538          $1,657,310           $1,472,306
                                                 ===========          ==========           ==========
NET LOSS ALLOCATED TO CLASS B LIMITED
PARTNERS                                         $(1,314,734)         $ (911,048)          $ (664,194)
                                                 ===========          ==========           ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT          $ 14.35             $ 16.79              $ 14.91
                                                 ===========          ==========           ==========
NET LOSS PER CLASS B LIMITED PARTNER UNIT            $(30.89)            $(21.40)             $(15.60)
                                                 ===========          ==========           ==========
CASH DISTRIBUTION PER CLASS A LIMITED
   PARTNER UNIT                                      $ 12.92             $ 17.24              $ 13.12
                                                 ===========          ==========           ==========

The accompanying notes are an integral part of these consolidated statements.

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                           Limited Partners
                                      --------------------------------------------------------------
                                                Class A                            Class B                            Total
                                      -----------------------------        -------------------------    General      Partners'
                                       Units               Amount          Units            Amount      Partners      Capital
                                      -------           -----------        ------         ----------    ---------   -----------
BALANCE, December 31, 1993             98,716           $21,309,648        42,568         $4,254,677        $0      $25,564,325
    Net income (loss)                       0             1,472,306             0           (664,194)        0          808,112
    Partnership distributions               0            (1,294,700)            0                  0         0       (1,294,700)
                                      -------           -----------        ------         ----------        --      -----------
BALANCE, December 31, 1994             98,716            21,487,254        42,568          3,590,483         0       25,077,737
    Net income (loss)                       0             1,657,310             0           (911,048)        0          746,262
    Partnership distributions               0            (1,702,149)            0                  0         0       (1,702,149)
                                      -------           -----------        ------         ----------        --      -----------
BALANCE, December 31, 1995             98,716            21,442,415        42,568          2,679,435         0       24,121,850
    Net income (loss)                       0             1,416,538             0         (1,314,734)        0          101,804
    Partnership distributions               0            (1,275,862)            0                  0         0       (1,275,862)
                                      -------           -----------        ------         ----------        --      -----------
BALANCE, December 31, 1996             98,716           $21,583,091        42,568         $1,364,701        $0      $22,947,792
                                      =======           ===========        ======         ==========        ==      ===========

The accompanying notes are an integral part of these consolidated statements.

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                                           1996           1995           1994
                                                                                        ----------     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $   101,804    $   746,262   $    808,112
                                                                                       -----------    -----------   ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
            Equity in income of joint ventures                                             (36,332)      (235,025)      (135,115)
            Distributions received from joint ventures                                     492,807        495,003        376,668
            Minority interest                                                                4,162            715          5,331
            Distributions to minority interest                                             (12,594)        (5,423)             0
            Distributions to partners from accumulated earnings                         (1,412,495)    (1,734,040)    (1,246,042)
            Depreciation                                                                   978,463        615,546        489,195
            Loss on fixed asset disposal                                                    15,292         37,150         53,472
            Changes in assets and liabilities:
                Accounts receivable                                                       (145,526)        89,742        (67,312)
                Deferred lease acquisition costs                                           (20,844)         4,979        (13,292)
                Prepaid expenses and other assets                                          (11,030)         4,051          1,327
                Accounts payable, accrued expenses, and refundable security deposits        56,329          4,930          8,354
                Due to affiliate                                                           145,420         58,154        216,440
                                                                                       -----------    -----------    -----------
                    Total adjustments                                                       53,652       (664,218)      (310,974)
                                                                                       -----------    -----------    -----------
                    Net cash provided by operating activities                              155,456         82,044        497,138
                                                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                                                 0              0       (100,000)
    Investment in real estate                                                             (275,066)      (153,423)      (460,189)
                                                                                       -----------    -----------    -----------
                    Net cash used in investing activities                                 (275,066)      (153,423)      (560,189)
                                                                                       -----------    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (119,610)       (71,379)       (63,051)

CASH AND CASH EQUIVALENTS, beginning of year                                               323,786        395,165        458,216
                                                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                                 $   204,176    $   323,786   $    395,165
                                                                                       =============  ===========   ============

The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund I (the "Partnership") is a public limited partnership organized on April 26, 1984, under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partner. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. As of December 31, 1996, the Partnership owned the following properties directly: (i) the Howell Mill Road Crossing Property ("Howell Mill Property"), a medical office building located in Atlanta, Georgia; (ii) the Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia; (iii) the Black Oak Property, a shopping center located in Knoxville, Tennessee; and (iv) the Peachtree Property ("Wells-Baker"), two commercial office buildings located in Atlanta, Georgia. In addition, the Partnership owned the following properties through its investment in joint ventures: Heritage Place at Tucker ("Tucker"), a retail shopping and commercial office complex located in Tucker, Georgia and the Cherokee Commons Shopping Center ("Cherokee Commons"), a shopping center located in Cherokee County, Georgia (Note 3).

   BASIS OF PRESENTATION

   The financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at December 31, 1996 and 1995. All significant intercompany balances have been eliminated in consolidation.

   MINORITY INTEREST

   Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At December 31, 1996 and 1995, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

   USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   One significant tenant at the Howell Mill Property represented approximately 28% and 25% of rental income of the Partnership for the years ended December 31, 1996 and 1995, respectively. This tenant vacated the property on December 31, 1996. As of January 10, 1997, the Partnership has been unable to re-lease a substantial portion of the Howell Mill Property.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTION OF NET CASH FROM OPERATIONS

   Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners on a quarterly basis. In accordance with the partnership agreement, distributions first are paid to limited partners holding Class A units until they have received a 9% return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received a 9% return on their adjusted capital contributions, as defined. Any remaining cash available for distribution is split between the limited partners and the general partners on a basis of 90% and 10%, respectively.

   DISTRIBUTION OF SALES PROCEEDS

   Upon sales of properties, the net sales proceeds are distributed in the following order:

        . To limited partners, on a per unit basis, until all limited partners have received 100% of their adjusted capital contributions, as defined

        . To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

        . To all limited partners until they receive a cumulative 15% per annum return on their adjusted capital contributions, as defined

        . To all the general partners until they have received 100% of their capital contributions

        . Thereafter, 85% to the limited partners and 15% to the general partners

   ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

   Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the Class B limited partners and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

   REAL ESTATE ASSETS

   Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Partnership and the entities in which it holds a joint venture interest adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1996.

   Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective October 1, 1995, the Partnership and its affiliated joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership directly, and through its ownership interest in joint ventures, of increasing depreciation expense approximately $155,900 in the fourth quarter of 1995 and $628,032 in the year ended December 31, 1996.

   REVENUE RECOGNITION

   All leases on real estate assets held by the Partnership are classified as operating leases and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

   DEFERRED LEASE ACQUISITION COSTS

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   INVESTMENT IN JOINT VENTURES

   The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method of accounting. The joint ventures follow the same significant accounting policies as the Partnership.

   Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid by the joint ventures to the Partnership on a quarterly basis.

   CASH AND CASH EQUIVALENTS

   For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments, are stated at cost, which approximates fair value, and consist of investments in money market accounts.

   PER UNIT DATA

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1996, 1995, and 1994 is computed based on the weighted average number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1996 and 1995 represents the Partnership's share of cash to be distributed for the fourth quarters of 1996 and 1995, as follows:

                                            1996      1995
                                           -------   ------
Fund I and II Tucker                      $ 66,754  $ 78,595
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                       44,798    46,404
                                          --------  --------
                                          $111,552  $124,999
                                          ========  ========

   The Partnership entered into a property management agreement with Wells Management Company, Inc.("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, for the years ended December 31, 1996, 1995, and 1994 of $111,371, $217,562, and $225,663,
   respectively, which were paid to Wells Management. Wells Management has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interest in properties owned through joint ventures. As of December 31, 1996 and 1995, this deferral totaled $1,412,572 and $1,267,152, respectively, was due to Wells Management and is included in due to affiliate in the accompanying balance sheets.

   The Company performs certain administrative services for the Partnership such as accounting and other Partnership administration and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based upon time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners of other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners for other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.

3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1996 and 1995 are summarized as follows:

                                                  1996                       1995
                                          ---------------------     ---------------------
                                            AMOUNT     PERCENT        AMOUNT     PERCENT
                                          ----------  ---------     ----------  ---------
Fund I and II Tucker                      $5,147,557     55%        $5,457,282     55%
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                      1,970,363     24          2,103,666     24
                                          ----------                ----------
                                          $7,117,920                $7,560,948
                                          ==========                ==========

The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 1996 and 1995:

                                             1996         1995
                                          ----------   ----------
Investment in joint ventures, beginning
 of period                                $7,560,948   $7,825,011
Equity in income of joint ventures            36,332      235,025
Distributions from joint ventures           (479,360)    (493,767)
Other                                              0       (5,321)
                                          ----------   ----------
Investment in joint ventures, end of
 period                                   $7,117,920   $7,560,948
                                          ==========   ==========

  FUND I AND II TUCKER


   Tucker and Cherokee Commons were previously held in a joint venture between the Partnership and Fund II and II-OW, a Georgia joint venture having Wells Real Estate Fund II and Wells Real Estate Fund II-OW as joint partners. The joint ventures were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee joint ventures were merged into a new joint venture, the Tucker-Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of the Partnership and Fund II and II-OW in each individual property remained unchanged.

   On August 1, 1995, the joint venture assigned its ownership in Cherokee Commons to the Fund I, II, II-OW, VI, and VII Associates joint venture. Upon the assignment of Cherokee Commons, the joint venture was renamed Fund I and II Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

   In 1996, one of the tenants in Tucker experienced a fire. Fund I and II Tucker received an insurance settlement of $143,944 for damages to the building. The loss on real estate assets of $61,985 is included in the accompanying statements of (loss) income.



   Following are the financial statements for Fund I and II Tucker:

                             FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     Assets

                                             1996         1995
                                          ---------     --------
Real estate assets, at cost:
 Land                                     $ 3,260,887  $ 3,260,887
 Building and improvements, less
  accumulated depreciation of
  $2,066,844 in 1996 and $1,702,219 in
  1995                                      6,496,361    7,057,936
                                          -----------  -----------
       Total real estate assets             9,757,248   10,318,823
Cash and cash equivalents                     223,277      140,022
Accounts receivable                            74,471       99,222
Prepaid expenses and other assets              49,980       55,032
                                          -----------  -----------
       Total assets                       $10,104,976  $10,613,099
                                          ===========  ===========

                                            1996         1995
                                            ----         ----
     Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses    $    42,187  $    56,159
 Partnership distributions payable            110,880      131,683
 Due to affiliates                            422,793      376,150
                                          -----------  -----------
       Total liabilities                      575,860      563,992
                                          -----------  -----------
Partners' capital:
 Wells Real Estate Fund I                   5,147,557    5,457,282
 Fund II and II-OW                          4,381,559    4,591,825
                                          -----------  -----------
       Total partners' capital              9,529,116   10,049,107
                                          -----------  -----------
       Total liabilities and partners'
        capital                           $10,104,976  $10,613,099
                                          ===========  ===========

                              FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF (LOSS) INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996         1995        1994
                                            -----         ----        ----
Revenues:
 Rental income                            $1,065,598   $1,227,116  $1,228,960
 Interest income                                 624        2,599       3,269
                                          ----------   ----------  ----------
                                           1,066,222    1,229,715   1,232,229
                                          ----------   ----------  ----------
Expenses:
 Operating costs, net of reimbursements      463,229      517,011     459,056
 Depreciation                                419,137      277,862     238,238
 Management and leasing fees                  65,100       73,410      73,161
 Loss on real estate assets                   61,985            0           0
 Lease acquisition costs                      53,442       62,107      60,489
 Property administration                      30,724       32,740      29,322
 Legal and accounting                          4,386        9,477       8,930
 Computer costs                                3,385        3,821       3,186
                                          ----------   ----------  ----------
                                           1,101,388      976,428     872,382
                                          ----------   ----------  ----------
Net (loss) income                         $  (35,166)  $  253,287  $  359,847
                                          ===========  ==========  ==========
Net (loss) income allocated to
 Wells Real Estate Fund I                 $  (19,373)  $  139,535  $  198,239
                                          ==========   ==========  ==========
Net (loss) income allocated to Fund II
 and II-OW                                $  (15,793)  $  113,752  $  161,608
                                          ==========   ==========  ==========

                              FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL     FUND II       TOTAL
                                ESTATE         AND       PARTNERS'
                                FUND I        II-OW       CAPITAL
                              ----------   ----------   -----------
Balance, December 31, 1993    $5,795,757   $4,769,385   $10,565,142
 Net income                      198,239      161,608       359,847
 Partnership distributions      (309,179)    (202,642)     (511,821)
                              ----------   ----------   -----------
Balance, December 31, 1994     5,684,817    4,728,351    10,413,168
 Net income                      139,535      113,752       253,287
 Partnership distributions      (367,070)    (250,278)     (617,348)
                              ----------   ----------   -----------
Balance, December 31, 1995     5,457,282    4,591,825    10,049,107
 Net loss                        (19,373)     (15,793)      (35,166)
 Partnership distributions      (290,352)    (194,473)     (484,825)
                              ----------   ----------   -----------
Balance, December 31, 1996    $5,147,557   $4,381,559   $ 9,529,116
                              ==========   ==========   ===========

                             FUNDS I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996        1995        1994
                                             ----        ----        ----

Cash flows from operating activities:
 Net (loss) income                        $ (35,166)  $ 253,287   $ 359,847
                                          ---------   ---------   ---------
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
     Depreciation                           419,137     277,862     238,238
     Loss on real estate assets              61,985           0           0
     Changes in assets and liabilities:
       Accounts receivable                   24,751      36,144      12,982
       Prepaid expenses and other assets      5,052       8,250      10,588
       Accounts payable and accrued
        expenses                            (13,972)       (157)    (17,186)
       Due to affiliates                     46,643      52,876      53,567
                                          ---------   ---------   ---------
         Total adjustments                  543,596     374,975     298,189
                                          ---------   ---------   ---------
         Net cash provided by operating
          activities                        508,430     628,262     658,036
                                          ---------   ---------   ---------
Cash flows from investing activities:
 Investment in real estate, net of fire
  damage                                    (63,491)     (9,699)   (158,003)
 Insurance proceeds                         143,944           0           0
                                          ---------   ---------   ---------
       Net cash provided by (used in)
        investing activities                 80,453      (9,699)   (158,003)
                                          ---------   ---------   ---------
Cash flows from financing activities:
 Distributions to joint venture partners   (505,628)   (638,581)   (455,798)
                                          ---------   ---------   ---------
Net increase (decrease) in cash and
 cash equivalents                            83,255     (20,018)     44,235
Cash and cash equivalents, beginning of
 year                                       140,022     160,040     115,805
                                          ---------   ---------   ---------

Cash and cash equivalents, end of year    $ 223,277   $ 140,022   $ 160,040
                                          =========   =========   =========


   FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE


   On August 1, 1995, Cherokee Commons was transferred to a new joint venture between the Partnership, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, I, II, II-OW, VI, and VII Associates--Cherokee was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Percentage ownership interests in the joint venture were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. The Partnership's ownership interest in Cherokee Commons changed from 30.6% to 24% and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee Commons was used to fund an expansion of the property for an existing tenant.

    Following are the financial statements for Fund I, II, II-OW, VI, AND VII Associates--Cherokee:

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     Assets

                                             1996        1995
                                          ----------  ----------
Real estate assets, at cost:
 Land                                     $1,219,704  $1,219,704
 Building and improvements, less
  accumulated depreciation of
  $1,847,476 in 1996 and $1,418,057 in
  1995                                     7,329,974   7,731,162
                                          ----------  ----------
       Total real estate assets            8,549,678   8,950,866
Cash and cash equivalents                     71,346     210,356
Accounts receivable                           93,902     136,964
Prepaid expenses and other assets             78,527      92,633
                                          ----------  ----------
       Total assets                       $8,793,453  $9,390,819
                                          ==========  ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses    $   23,130  $   27,754
 Partnership distributions payable           112,817     203,987
 Due to affiliates                            78,375      68,762
                                          ----------  ----------
       Total liabilities                     214,322     300,503
                                          ----------  ----------
Partners' capital:
 Wells Real Estate Fund I                  1,970,363   2,103,666
 Fund II and II-OW                         4,746,274   5,028,796
 Wells Real Estate Fund VI                   932,597     980,277
 Wells Real Estate Fund VII                  929,897     977,577
                                          ----------  ----------
       Total partners' capital             8,579,131   9,090,316
                                          ----------  ----------
       Total liabilities and partners'
        capital                           $8,793,453  $9,390,819
                                          ==========  ==========


               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996      1995       1994
                                          --------  --------  ---------
Revenues:
 Rental income                            $890,951  $778,204  $ 552,823
 Interest income                                73       180         50
                                          --------  --------  ---------
                                           891,024   778,384    552,873
                                          --------  --------  ---------
Expenses:
 Depreciation                              429,419   277,099    172,583
 Operating costs, net of reimbursements    126,367    51,663    502,434
 Property administration                    42,868    39,316     44,624
 Management and leasing fees                35,598    29,015     19,462
 Lease acquisition costs                    13,284     7,288      2,948
 Legal and accounting                        8,362    20,273     19,756
 Computer costs                              3,244     4,633      3,016
                                          --------  --------  ---------
                                           659,142   429,287    764,823
                                          --------  --------  ---------
Net income (loss)                         $231,882  $349,097  $(211,950)
                                          ========  ========  ==========

Net income (loss) allocated
 to Wells Real Estate Fund I              $ 55,705  $ 95,490  $ (63,124)
                                          ========  ========  ==========

Net income (loss) allocated to Fund II
 and II-OW                                $126,517  $216,845  $(148,827)
                                          ========  ========  ==========
Net income allocated to Wells Real
 Estate Fund VI                           $ 24,830  $ 18,381  $       0
                                          ========  ========  =========

Net income allocated to Wells Real
 Estate Fund VII                          $ 24,830  $ 18,381  $       0
                                          ========  ========  =========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL     FUND II    WELLS REAL   WELLS REAL      TOTAL
                                ESTATE         AND        ESTATE       ESTATE      PARTNERS'
                                FUND I        II-OW       FUND VI     FUND VII      CAPITAL
                              -----------  ----------   ----------   ---------     --------
Balance, December 31, 1993    $2,207,551   $4,639,064     $      0     $      0   $6,846,615
 Net loss                        (63,123)    (148,827)           0            0     (211,950)
 Partnership contributions       100,000      805,092            0            0      905,092
 Partnership distributions      (104,234)    (213,478)           0            0     (317,712)
                              ----------   ----------     --------     --------   ----------
Balance, December 31, 1994     2,140,194    5,081,851            0            0    7,222,045
 Net income                       95,490      216,845       18,381       18,381      349,097
 Partnership contributions             0            0      997,965      995,266    1,993,231
 Partnership distributions      (126,697)    (269,900)     (36,069)     (36,070)    (468,736)
 Other                            (5,321)           0            0            0       (5,321)
                              ----------   ----------     --------     --------   ----------
Balance, December 31, 1995     2,103,666    5,028,796      980,277      977,577    9,090,316
 Net income                       55,705      126,517       24,830       24,830      231,882
 Partnership distributions      (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                              ----------   ----------     --------     --------   ----------
Balance, December 31, 1996    $1,970,363   $4,746,274     $932,597     $929,897   $8,579,131
                              ==========   ==========     ========     ========   ==========

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                              1996          1995          1994
                                          -----------   -----------   -----------
Cash flows from operating activities:
 Net income (loss)                        $   231,882   $   349,097   $  (211,950)
                                          -----------   -----------   -----------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Depreciation                             429,419       277,099       172,583
     Changes in assets and liabilities:
       Accounts receivable                     43,062         7,111       (42,225)
       Prepaid expenses and other assets       14,106       (42,937)      (17,654)
       Accounts payable and accrued
        expenses                               (4,624)     (279,529)      278,837

       Due to affiliates                        9,613         9,909        (4,904)
                                          -----------   -----------   -----------
         Total adjustments                    491,576       (28,347)      386,637
                                          -----------   -----------   -----------
         Net cash provided by operating
          activities                          723,458       320,750       174,687
                                          -----------   -----------   -----------
Cash flows from investing activities:
 Investment in real estate                    (28,231)   (1,869,138)     (609,489)
                                          -----------   -----------   -----------
Cash flows from financing activities:
 Contributions from joint venture                   0     2,100,403       706,962
  partners
 Distributions to joint venture partners     (834,237)     (376,011)     (237,808)
                                          -----------   -----------   -----------
         Net cash (used in) provided by
          financing activities               (834,237)    1,724,392       469,154
                                          -----------   -----------   -----------
Net (decrease) increase in cash and
 cash equivalents                            (139,010)      176,004        34,352

Cash and cash equivalents, beginning of
  year                                        210,356        34,352             0
                                          -----------   -----------   -----------
Cash and cash equivalents, end of year    $    71,346   $   210,356   $    34,352
                                          ===========   ===========   ===========
Supplemental disclosure of noncash
   investing activities:
     Deferred project costs applied by
      partners                            $         0   $    85,637   $         0
                                          ===========   ===========   ===========


4. INCOME TAX EARNINGS AND PARTNERS' CAPITAL

   The Partnership's income tax earnings for the years ended
   December 31, 1996, 1995, and 1994
   are calculated as follows:

                                                          1996             1995            1994
                                                      -----------      -----------      ----------
Financial statement net income                        $   101,804      $   746,262     $   808,112
Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting
  purposes in excess of amounts for income tax
  purposes                                                628,032          155,900               0
 Joint venture change in ownership                              0           10,491               0
 Expenses deductible when paid for income tax
  purposes, accrued for financial
  reporting purposes                                      161,851          222,622         151,661
 Rental income accrued for financial reporting
  purposes less than (in excess of) amounts for
  income tax purposes                                       6,402           72,775         (39,756)
 Amortization of lease acquisition costs                   12,267           (4,266)         (4,266)
                                                      -----------      -----------      ----------
Income tax basis net income                           $   910,356      $ 1,203,784      $  915,751
                                                      ===========      ===========      ==========

The Partnership's income tax basis partners' capital at December 31, 1996, 1995, and 1994 was computed as follows:
                                                             1996             1995            1994
                                                            -----             ----            ----
Financial statement partners' capital                 $22,947,792      $24,121,850     $25,077,737
Increase (decrease) in partners'
 capital resulting from:
 Depreciation expense for financial
  reporting purposes in excess of
  amounts for income tax purposes                         783,932          155,900               0
 Joint venture change in ownership                         14,293           10,491               0
 Accumulated rental income accrued for
  financial reporting purposes in
  excess of amounts for income tax
  purposes                                               (200,852)        (207,254)       (280,029)
 Accumulated expenses deductible when
  paid for income tax purposes, accrued
  for financial reporting purposes                      1,935,062        1,773,211       1,550,590
 Accumulated expenses capitalized for
  income tax purposes and expensed for
  financial reporting purposes, net of
  accumulated amortization                                 (2,086)          (2,086)          2,180
 Partnership's distributions payable                      285,687          422,320         454,211
 Other, net                                                 6,035          (11,890)        (11,890)
                                                      -----------      -----------     -----------
Income tax basis partners' capital                    $25,769,863      $26,262,542     $26,792,799
                                                      ===========      ===========     ===========

 5. RENTAL INCOME

   The future minimum rental income due from the Partnership's direct investment in real estate assets or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1996 is as follows:

Year ending December 31:
 1997                       $ 1,913,889
 1998                         1,483,374
 1999                         1,099,652
 2000                           748,791
 2001                           653,160
Thereafter                    4,357,368
                            -----------
                            $10,256,234
                            ===========

   Two significant tenants contributed approximately 28% and 15% of revenues, which is included as either rental income or in equity in income of joint ventures, for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 43% and 20% of future minimum rental income.

   The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1996 is as follows:

Year ending December 31:
 1997                       $  900,406
 1998                          515,010
 1999                          314,526
 2000                          156,000
 2001                           92,433
Thereafter                      20,314
                            ----------
                            $1,998,689
                            ==========

   Two tenants will contribute approximately 16% and 14% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1996 is as follows:


Year ending December 31:
 1997                       $  868,954
 1998                          750,926
 1999                          684,582
 2000                          633,827
 2001                          609,896
Thereafter                   5,449,194
                            ----------
                            $8,997,379
                            ==========

   One significant tenant contributed approximately 66% of rental income for the year ended December 31, 1996. In addition, one tenant will contribute approximately 93% of future minimum rental income.

 6. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.

                           WELLS REAL ESTATE FUND I

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

      SCHEDULE III-REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                                   Initial Cost
                                            ------------------------     Costs of
                                                      Buildings and     Capitalized
Description                Encumbrances     Land      Improvements      Improvements
-----------                ------------   ---------   -------------    -------------
HOWELL MILL PROPERTY (a)      None       $  515,078    $ 3,158,662     $ 1,731,394

BLACK OAK PLAZA (b)           None          727,500      4,151,849         955,028

CROWE'S CROSSING (c)          None        1,317,220      7,617,905         329,907

PEACHTREE PROPERTY (d)        None          187,087              0       1,748,464

CHEROKEE COMMONS (e)          None        1,142,663      6,462,837       2,791,654

HERITAGE PLACE AT TUCKER (f)  None        2,756,378              0       9,067,714
                                         ----------    -----------     -----------
       Total                             $6,645,926    $21,391,253     $16,624,161
                                         ==========    ===========    ============

                                   Gross Amount at Which Carried at December 31, 1996
                                 -----------------------------------------------------
                                            Buildings and    Construction
                                    Land     Improvements     in Progress       Total
                                 ---------   -------------    ------------  -----------
HOWELL MILL PROPERTY (a)        $  501,049   $ 4,869,955        $34,130    $ 5,405,134

BLACK OAK PLAZA (b)                737,770     5,086,607         10,000      5,834,377

CROWE'S CROSSING (c)             1,335,936     7,893,096         36,000      9,265,032

PEACHTREE PROPERTY (d)             319,438     1,616,113              0      1,935,551

CHEROKEE COMMONS (e)             1,219,704     9,170,950          6,500     10,397,154

HERITAGE PLACE AT TUCKER (f)     3,260,887     8,557,705          5,500     11,824,092
                                -----------  -----------        -------    -----------
       Total                    $7,374,784   $37,194,426        $92,130    $44,661,340
                                ==========   ===========        =======    ===========

                                                                          Life on Which
                                Accumulated       Date of      Date       Depreciation
                                Depreciation   Construction   Acquired    Is Computed (g)
                                ------------   ------------   --------    --------------
HOWELL MILL PROPERTY (a)        $1,431,266        1986        12/27/85    20 to 40 years

BLACK OAK PLAZA (b)              1,248,535        1986        12/31/86    20 to 40 years

CROWE'S CROSSING (c)             2,196,857        1986        12/31/86    20 to 40 years

PEACHTREE PROPERTY (d)             492,977        1986        04/09/85    20 to 40 years

CHEROKEE COMMONS (e)             1,847,476        1986        06/09/87    20 to 40 years

HERITAGE PLACE AT TUCKER (f)     2,066,844        1987        09/04/86    20 to 40 years
                                ----------
       Total                    $9,283,955
                                ==========

(a) Howell Mill Property is a medical office building located in Atlanta, Georgia, owned entirely by the Partnership.

(b) Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.

(c) Crowe's Crossing is a retail shopping center located in DeKalb County, Georgia, owned entirely by the Partnership.

(d) Peachtree Property is a commercial office park located in Atlanta, Georgia. It is owned by Wells-Baker. The Partnership owned a 90% interest in Wells-Baker at December 31, 1996.

(e) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates-Cherokee. The Partnership owned a 24% interest in Fund I, II, II-OW, VI, and VII Associates-Cherokee at December 31, 1996.

(f) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II-Tucker. The Partnership owned a 55% interest in Fund I and II-Tucker at December 31, 1996.

(g) Depreciation lives used for buildings are 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                           WELLS REAL ESTATE FUND I

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

      SCHEDULE III-REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996


                                                    Accumulated
                                        Cost        Depreciation
                                     -----------    ------------

BALANCE AT DECEMBER 31, 1994         $42,500,389    $6,351,972

  1995 additions                       2,123,774     1,174,275
  1995 deductions                        (53,879)      (14,799)
                                     ------------   ----------
BALANCE AT DECEMBER 31, 1995          44,570,284     7,511,448

  1996 additions                         366,788     1,827,019
  1996 deductions                       (275,732)      (54,512)
                                     -----------    ----------
BALANCE AT DECEMBER 31, 1996         $44,661,340    $9,283,955
                                     ===========    ==========