Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND I
filed 1997-05-13
CIK 746259

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1997
                               ___________________________________________ or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_________________________ to ___________________________

Commission file number         0-14463
                      __________________________________________________________

                               Wells Real Estate Fund I
________________________________________________________________________________
(Exact name of registrant as specified in its charter)

              Georgia                   58-1565512
________________________________      __________________________________________
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                               30092
________________________________________________________________________________
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                   _____________________________

________________________________________________________________________________

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

Yes    X     No
       ___      ____

                                   Form 10-Q
                                   ---------

                            Wells Real Estate Fund I
                            ------------------------

                                     INDEX
                                     -----

                                                                          Page No.
                                                                          --------
PART I.   FINANCIAL INFORMATION
            Item 1. Consolidated Balance Sheets - March 31, 1997
                     and December 31, 1996...............................     3

                    Consolidated Statements of Income for
                     Three Months Ended
                     March 31, 1997 and 1996.............................     4

                    Statements of Partners' Capital
                     for the Three months Ended March 31, 1997
                     and the Year Ended December 31, 1996................     5

                    Consolidated Statements of Cash Flows for
                     the Three months Ended March 31, 1997 and 1996......     6

                    Condensed Notes to Consolidated Financial Statements      7

            Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations..........................................     8

PART II.    OTHER INFORMATION............................................    15


                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)
                          CONSOLIDATED BALANCE SHEETS

                Assets                            March 31, 1997  December 31, 1996
                ------                            --------------  -----------------
Real Estate, at cost
 Land                                                $ 2,894,193        $ 2,894,193
  Building and improvements, less
  accumulated depreciation of $ 5,619,806
  in 1997 and $5,369,635 in 1996                      13,972,441         14,176,266
                                                     -----------        -----------

     Total real estate assets                         16,866,634         17,070,459
                                                     -----------        -----------

Investments in joint ventures (Note 2)                 7,034,700          7,117,920
Cash and cash equivalents                                188,309            204,176
Due from affiliates                                       88,948            111,552
Deferred lease acquisition costs                          41,032             35,808
Accounts receivable                                      295,974            363,662
Prepaid expenses and other assets                         81,320             65,309
                                                     -----------        -----------
                                                       7,730,283          7,898,427
                                                     -----------        -----------
     Total assets                                    $24,596,917        $24,968,886
                                                     ===========        ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                    $   122,757        $   131,340
 Due to affiliates                                     1,434,931          1,412,572
 Refundable security deposits                             68,244             62,876
 Partnership distribution payable                        283,850            285,687
                                                     -----------        -----------

     Total liabilities                                 1,909,782          1,892,475
                                                     -----------        -----------

Minority interest                                        126,079            128,619

Partners' capital

 Limited partners:
  Class A - 98,716 Units Outstanding                  21,544,648         21,583,091
  Class B - 42,568 Units Outstanding                   1,016,408          1,364,701
                                                     -----------        -----------

     Total partners' capital                          22,561,056         22,947,792
                                                     -----------        -----------

       Total liabilities and partners' capital       $24,596,917        $24,968,886
                                                     ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended
                                                 --------------------------------
                                                 March 31, 1997   March 31, 1996
                                                 ---------------  ---------------
Revenues:
  Rental income                                       $ 380,844        $ 466,091
  Interest income                                         2,391            4,796
  Equity in income of Joint Ventures (Note 2)             5,726           32,019
                                                      ---------        ---------
                                                        388,961          502,906
                                                      ---------        ---------

Expenses:
  Management and leasing fees                            29,465           30,084
  Lease acquisition costs                                 5,934            9,931
  Operating costs-rental properties,
      net of tenant reimbursements                      182,955          139,725
  Depreciation                                          253,678          256,015
  Legal and accounting expenses                           3,583            7,086
  Computer expenses                                       2,443            1,023
  Partnership administration                             16,262           27,825
  Minority interest                                       1,689              763
                                                      ---------        ---------
                                                        496,009          472,352
                                                      ---------        ---------
  Net (loss) income                                   $(107,048)       $  30,554
                                                      =========        =========

Net income allocated to
  Class A Limited Partners                            $ 241,246        $ 385,530

Net loss allocated to
  Class B Limited Partners                            $(348,293)       $(354,975)

Net income per Class A
  Limited Partner Unit                                $    2.44        $    3.91

Net loss per Class B
  Limited Partner Unit                                $   (8.18)       $   (8.34)

Cash distribution per Class A
  Limited Partner Unit                                $    2.83        $    2.54

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1996 AND THREE MONTHS ENDED
                                MARCH 31, 1997

                                         Limited Partners
                                       --------------------
                                  Class A               Class B               Total
                                  -------               -------              Partners'
                               Units     Amounts     Units     Amounts       Capital
                               ------  ------------  ------  ------------  -----------
BALANCE, DECEMBER 31, 1995     98,716  $21,442,415   42,568  $ 2,679,435   $24,121,850

  NET INCOME (LOSS)                 0    1,416,538        0   (1,314,734)      101,804
  PARTNERSHIP DISTRIBUTIONS         0   (1,275,862)       0            0    (1,275,862)
                               ------  -----------   ------  -----------   -----------
BALANCE, DECEMBER 31, 1996     98,716  $21,583,091   42,568  $ 1,364,701   $22,947,792

  NET INCOME (LOSS)                 0  $   241,246        0  $  (348,293)  $  (107,047)
  PARTNERSHIP DISTRIBUTIONS         0     (279,689)       0            0      (279,689)
                               ------  -----------   ------  -----------   -----------
BALANCE, MARCH 31, 1997        98,716  $21,544,648   42,568  $ 1,016,408   $22,561,056


            SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three months Ended
                                                              ------------------
                                                        March 31, 1997    March 31, 1996
                                                        --------------  ----------------
Cash flow from operating activities:
 Net (loss) income                                           $(107,048)       $  30,554
 Adjustments to reconcile net (loss) income
  to net cash provided by
   operating activities:
    Equity in income of joint ventures                          (5,726)         (32,019)
   Minority interest                                             4,229              763
   Distribution received from joint ventures                   111,552          124,999
   Partnership distribution paid                              (281,526)        (419,413)
   Depreciation                                                253,678          256,015
   Accrued management and leasing fees                          28,979           30,084
   Changes in assets and liabilities:
      Accounts receivable                                       67,689           18,195
      Prepaids and other assets                                (21,236)         (10,023)
      Accounts payable and refundable
       security deposits                                        (3,214)          50,056
      Due to affiliates                                        (13,388)           4,600
                                                             ---------        ---------

       Net cash provided by
        operating activities                                    33,989           53,811
                                                             ---------        ---------

Cash flow from investing activities:
 Additional investment in real estate                          (49,855)         (82,150)
                                                             ---------        ---------
      Net cash used in investing activities                    (49,855)         (82,150)
                                                             ---------        ---------

      Net decrease in cash and cash equivalents                (15,866)         (28,339)

Cash and cash equivalents, beginning of year                   204,176          323,786
                                                             ---------        ---------

Cash and cash equivalents, end of period                     $ 188,310        $ 295,447
                                                             =========        =========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

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

     The Partnership owns an equity interest in the following joint ventures:
     (i) Fund I and Wells & Associates Joint Venture, (ii) Fund I-Fund II Tucker and (iii) Fund I, II, II-OW, VI and VII.

     As of March 31, 1997, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by Fund I, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by Fund I, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by Fund I, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Fund I and Wells & Associates Joint Venture, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of  Presentation
     ---------------------------

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned an interest in six properties as of March 31, 1997, through investment or directly. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Revenues of the Partnership were $449,841 for the period ended March 31, 1997, as compared to $502,906 for the three months ended March 31, 996. The decrease for 1997 over 1996 was due primarily to decreased income from the joint ventures. Rental income was decreased due to lowered occupancy rates at Paces Pavilion after the move-out of HCA from the premises in December of 1996. Income from the joint ventures was decreased due to high expenses and lowered occupancy resulting in decreased rental income at the Tucker and Cherokee properties.

Expenses of the Partnership were $556,889 for the period ending March 31, 1997, as compared to $472,352 for the three months ended March 31, 1996. The increase in expenses for 1997 over 1996 was due primarily to increased repairs and maintenance; however, approximately $30,000 was written off to bad debt at Crowe's Crossing further increasing the Partnership's expenses.

Net cash provided by operating activities decreased from $53,811 in 1996 to $33,987 at March 31, 1997, due primarily to the decrease in net income. Net cash used in investing activities decreased from $82,150 in 1996 to $49,855 in 1997 due to a decrease in capital expenditures made in 1997. As a result, cash and cash equivalents decreased from $295,447 in 1996 to $188,310 in 1997.

The Partnership's cash distributions to the Limited Partners holding Class A units was $2.83 per unit for three months ended March 31, 1997, as compared to $2.54 for 1996. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the three months ended March 31, 1997 and 1996.

The Partnership's distributions paid and payable through the first quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

Property Operations
-------------------

As of March 31, 1997, the Partnership owned interests in the following properties:


Paces Pavilion/Howell Mill Road Property - Fund I
---------------------------------------------------------

                                                Three Months Ended
                                                -------------------
                                          March 31, 1997   March 31, 1996
                                          --------------   --------------

Revenues:
  Rental income                                 $ 28,974         $136,287
Expenses:
  Depreciation                                    67,562           62,930
  Management and leasing expenses                  2,190            8,177
  Other operating expenses                        24,857            1,708
                                                --------         --------
                                                  94,609           72,815
                                                --------         --------

Net  (loss) income                              $(64,761)        $ 63,472
                                                ========         ========

Occupied %                                         26.8%             100%
Partnership's Ownership %                           100%             100%

Cash generated to the Partnership               $  4,991         $134,579

Net (loss) income allocated to the              $(64,761)        $ 63,472
 Partnership

Rental income decreased from $136,287 in 1996 to $28,974 in 1997 due to decreased tenant occupancy after HCA vacated the premises at December 31, 1996. Management and leasing fees decreased in 1997 to $2,190 over $8,177 in 1996 due to lowered tenant occupancy. Other operating expenses increased to $24,857 in 1997 over $1,708 in 1996 primarily due to repairs and maintenance costs.


As of March 31, 1997, capital improvements and renovations totaling $51,865 have been incurred at Paces Pavilion in preparation for re-leasing the formerly HCA occupied space. Currently, there are five tenants occupying the premises. Management is actively seeking a replacement tenant or tenants.

Crowe's Crossing Property- Fund I
---------------------------------


                                                 Three Months Ended
                                          --------------------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------

Revenues:

  Rental income                                 $171,637         $159,185
Expenses:
  Depreciation                                   103,613           99,922
  Management and leasing expenses                 15,611           10,746
  Other operating expenses                       126,179           73,993
                                                --------         --------
                                                 245,403          184,661
                                                --------         --------

Net loss                                        $(73,766)        $(25,476)
                                                ========         ========

Occupied %                                           89%              83%
Partnership's Ownership %                           100%             100%

Cash generated to the Partnership               $ 52,226         $ 74,781

Net (loss) allocated to the Partnership         $(73,766)        $(25,476)

Rental income increased for the first quarter of 1997, compared to the same period in 1996 due to scheduled rental increases and increased occupancy at the property. The decrease in net income for the three months ended March 31, 1997 over the same period last year is primarily due to the write-off of approximately $33,000 in tenant receivables which have been turned over for collection. Other operating expenses increased in 1997 compared to 1996 due primarily to the write-off noted above and an increase in repairs and maintenance of the property. Cash generated to the Partnership decreased in 1997, as compared 1996, due primarily to the expenditures for repairs and maintenance at the property.

Black Oak Plaza Property - Fund I
---------------------------------

                                                 Three Months Ended
                                                 ------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------

Revenues:

  Rental income                                 $111,215         $102,811
  Interest income                                     12               44
                                                --------         --------
                                                 111,227          102,855
Expenses:
  Depreciation                                    62,613           71,975
  Management and leasing expenses                 10,015            8,684
  Other operating expenses                         6,236           30,497
                                                --------         --------
                                                  78,864          111,156
                                                --------         --------

Net income (loss)                               $ 32,363         $ (8,301)
                                                ========         ========

Occupied %                                           72%              69%
Partnership's Ownership %                           100%             100%

Cash generated to the Partnership               $ 97,049         $ 22,784

Net income (loss) allocated to the              $ 32,363         $ (8,301)
 Partnership

Rental income increased to $111,227 for 1997, as compared to $102,855 in 1996, due primarily to scheduled rent increases. Depreciation decreased for 1997, as compared to 1996, due to an overstatement of depreciation expense in first quarter of 1996, which was adjusted in the final quarter of that year. The increase in management and leasing expenses in first quarter 1997 compared to the same quarter of 1996 are due to the payment of lease acquisition fees for new tenants in February and March of 1997. Other operating expenses decreased in 1997, as compared to 1996, due primarily to timing differences of CAM reimbursements to tenants and decreases in security and other repair and maintenance expenses. Cash generated to the Partnership increased in 1997 over 1996 due primarily to decreased capital expenditures of approximately $52,000 and the decrease in expenses noted above.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------


                                                 Three Months Ended
                                                 ------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------

Revenues:

  Rental income                                  $69,017          $67,807
  Interest income                                      7                7
                                                 -------          -------
                                                  69,024           67,814
Expenses:
  Depreciation                                    19,890           21,188
  Management and leasing expenses                  5,654            5,493
  Other operating expenses                        26,671           33,540
                                                 -------          -------
                                                  52,215           60,221
                                                 -------          -------

Net income                                       $16,809          $ 7,593
                                                 =======          =======

Occupied %                                          100%             100%
Partnership's Ownership %                         89.95%           89.95%

Cash generated to Fund I and Wells &
 Associates                                      $37,851          $12,941
   Joint Venture*

Net income  allocated to Fund I and
 Wells &   Associates Joint Venture*             $15,120          $ 6,830

* The Partnership holds a 90% ownership in the Fund I and Wells & Associates Joint Venture as of March 31, 1997.

Rental income increased for the quarter ending March 31, 1997, as compared to the same period for 1996, due to scheduled rental increases. Operating expenses were down from $33,540 in 1996 to $26,671 in 1997 due to lower repairs and maintenance expenses required. Management and leasing expenses were relatively stable for 1997 and 1996. Cash distributions increased in 1997 as compared to
1996 due to increased revenue and decreased expenses.   The property was 100%
leased as of March 31, 1997 and 1996.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                         Three Months Ended
                                                         ------------------
                                                  March 31, 1997   March 31, 1996
                                                  ---------------  ---------------
Revenues:
 Rental income                                          $261,866         $286,147
 Interest income                                             129              252
                                                        --------         --------
                                                         261,995          286,399

Expenses:
 Depreciation                                             97,668          103,800
 Management and leasing expenses                          20,190           32,087
 Other operating expenses                                157,408          115,916
                                                        --------         --------
                                                         275,266          251,803
                                                        --------         --------

Net (loss) income                                       $(13,271)        $ 34,596
                                                        ========         ========

Occupied %                                                   76%              84%
Partnership Ownership %                                   55.09%           55.09%

Cash distribution to the Partnership                    $ 44,017         $ 90,398

Net (loss) income allocated to the Partnership          $ (7,311)        $ 19,059

Rental income decreased in 1997 from 1996 due primarily to lowered revenue resulting from decreased occupancy. Occupancy rate is down due to tenant move-out and the unavailability of leasable space while fire damage is being repaired. It is anticipated that repairs will be completed prior to the end of May, 1997. Operating expenses increased in 1997 over 1996 due to increase in landscaping contract and supplies and other repairs and maintenance. The decrease in depreciation in 1997 over 1996 is due to the loss of property due to the fire in September 1996. Net income of the property decreased to $(13,271) in 1997 from $34,596 in 1996 due to increased depreciation and decreased occupancy as discussed above.

The property was 76% leased as of March 31, 1997, as compared to 84% leased, as of March 31, 1996, due to vacant space during restoration from fire damage.

Cherokee Property - Funds I-II-II-OW-VI-VII Joint Venture
---------------------------------------------------------

                                                  Three Months Ended
                                           --------------------------------
                                           March 31, 1997   March 31, 1996
                                           ---------------  ---------------

Revenues:
 Rental income                                   $217,439         $222,621
 Interest income                                       18               19
                                                 --------         --------
                                                  217,457          222,640
Expenses:
 Depreciation                                     107,525          107,183
 Management and leasing expenses                   31,541           12,634
 Other operating expenses                          24,119           48,872
                                                 --------         --------
                                                  163,185          168,689
                                                 --------         --------

Net income                                       $ 54,272         $ 53,951
                                                 ========         ========

Occupied %                                            91%              95%
Partnership Ownership %                             24.0%            24.0%

Cash distribution to the Partnership             $ 44,931         $ 45,094

Net income allocated to the Partnership          $ 13,037         $ 12,961

Rental income decreased in 1997 over 1996 due primarily to a decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to the one-time payment of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND I
                         (Registrant)
Dated:  May 13, 1997     By:  /s/Leo F. Wells, III
                              --------------------
                         Leo F. Wells, III, as Individual
                         General Partner and as President,
                         Sole Director and Chief Financial
                         Officer of Wells Capital, Inc.