Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND I
filed 1997-08-08
CIK 746259

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended           June 30, 1997               or
                                -------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                to
                                --------------  --------------------------------

Commission file number          0-14463
                       ---------------------------------------------------------

                                Wells Real Estate Fund I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                58-1565512
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                 30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                      --------------

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

Yes    X     No
      ---      ----

                                   Form 10-Q
                                   ---------

                            Wells Real Estate Fund I
                            ------------------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Balance Sheets - June 30, 1997
                   and December 31, 1996..............................     3

                  Consolidated Statements of Income for
                   Three Months and Six Months Ended
                   June 30, 1997 and 1996.............................     4

                  Statements of Partners' Capital
                   for the Six months Ended June 30, 1997
                   and the Year Ended December 31, 1996...............     5

                  Consolidated Statements of Cash Flows for
                   the Six months Ended June 30, 1997 and 1996........     6

                  Condensed Notes to Consolidated
                   Financial Statements...............................     7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..........................................     8

PART II.  OTHER INFORMATION...........................................    16

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)
                          CONSOLIDATED BALANCE SHEETS

                   Assets                                            June 30, 1997  December 31, 1996
               ---------------                                       -------------  -----------------

Real Estate, at cost
 Land                                                                 $ 2,894,193        $ 2,894,193
  Building and improvements, less
  accumulated depreciation of $5,874,335
  in 1997 and $4,904,477 in 1996                                       13,731,397         14,176,266
                                                                      -----------        -----------

     Total real estate assets                                          16,625,590         17,070,459
                                                                      -----------        -----------

Investments in joint ventures (Note 2)                                  6,941,930          7,117,920
Cash and cash equivalents                                                 380,683            204,176
Due from affiliates                                                       179,169            111,552
Deferred lease acquisition costs                                           44,048             35,808
Accounts receivable                                                       188,608            363,662
Prepaid expenses and other assets                                          64,041             65,309
                                                                      -----------        -----------
                                                                        7,798,479          7,898,427
                                                                      -----------        -----------
     Total assets                                                     $24,424,069        $24,968,886
                                                                      ===========        ===========

          Liabilities and Partners' Capital
       --------------------------------------

Liabilities:
 Accounts payable                                                     $   138,128        $   131,340
 Due to affiliates                                                      1,472,016          1,412,572
 Refundable security deposits                                              60,403             62,876
 Partnership distribution payable                                         312,651            285,687
                                                                      -----------        -----------

     Total liabilities                                                  1,983,198          1,892,475
                                                                      -----------        -----------

Minority interest                                                         112,273            128,619

Partners' capital

 Limited partners:
       Class A - 98,716 Units Outstanding                              21,561,482         21,583,091
       Class B - 42,568 Units Outstanding                                 767,116          1,364,701
                                                                      -----------        -----------

            Total partners' capital                                    22,328,598         22,947,792
                                                                      -----------        -----------

               Total liabilities and partners' capital                $24,424,069        $24,968,886
                                                                      ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                     Six Months Ended
                                          ---------------------------------------  ---------------------------------
                                             June 30, 1997       June 30, 1996       June 30, 1997     June 30, 1996
                                          ------------------  -------------------  ----------------  ----------------
Revenues:
 Rental income                                   $ 369,203           $ 480,421          $ 750,047         $ 946,512
 Interest income                                     3,349               3,444              5,740             8,240
 Equity in income of Joint
 Ventures (Note 3)                                  (2,549)              2,959              3,178            34,978
                                                 ---------           ---------          ---------         ---------
                                                   370,003             486,824            758,965           989,730
                                                 ---------           ---------          ---------         ---------

Expenses:
 Management and leasing fees                        40,190              26,259             70,720            56,343
 Lease acquisition costs                             4,914               9,954              9,784            19,785
 Operating costs-rental properties
  net of tenant reimbursements                     (16,248)            168,536            167,014           308,261
 Bad debt recovery                                  (2,697)             (6,645)            (3,003)           (6,645)
 Depreciation                                      254,536             257,289            508,213           513,304
 Legal and accounting                                 (346)             20,840              3,237            27,926
 Computer expense                                    1,650               1,007              4,094             2,030
 Partnership administration                         12,735              26,059             28,996            53,884
 Minority interest                                    (764)              1,241                925             2,004
                                                 ---------           ---------          ---------         ---------
                                                   293,970             504,540            789,980           976,892
                                                 ---------           ---------          ---------         ---------
 Net income (loss)                               $  76,033           $ (17,716)         $ (31,015)        $  12,838
                                                 =========           =========          =========         =========

Net income allocated to
 General Partners                                $       0           $       0          $       0         $       0

Net income allocated to Class
 A Limited Partners                              $ 325,324           $ 339,201          $ 566,570         $ 724,731

Net loss allocated  to Class B
 Limited Partners                                $(249,293)          $(356,917)         $(597,585)        $(711,893)

Net income per Class A Limited
 Partner Unit                                    $    3.30           $    3.44          $    5.74         $    7.34

Net income per Class B Limited
 Partner Unit                                    $   (5.86)          $   (8.38)         $  (14.08)        $  (16.72)

Cash distribution per Class A
 Limited Partner Unit                            $    3.13           $    3.39          $    5.96         $    6.93

           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED
                                 JUNE 30, 1997

                                            Limited Partners
                               ------------------------------------------
                                     Class A               Class B            Total
                               --------------------  --------------------    Partners'
                                Units    Amounts      Units     Amounts       Capital
                               ------  ------------  ------  ------------  ------------
BALANCE, December 31, 1995     98,716  $21,442,415   42,568  $ 2,679,435   $24,121,850

  Net income (loss)                 0    1,416,538        0   (1,314,734)      101,804
  Partnership distributions         0   (1,275,862)       0            0    (1,275,862)
                               ------  -----------   ------  -----------   -----------
BALANCE, December 31, 1996     98,716  $21,583,091   42,568  $ 1,364,701   $22,947,792

  Net income (loss)                 0  $   566,570        0  $  (597,585)  $   (31,015)
  Partnership distributions         0     (588,179)       0            0      (588,179)
                               ------  -----------   ------  -----------   -----------
BALANCE, June 30, 1997         98,716  $21,561,482   42,568  $   767,116   $22,328,598


            See accompanying condensed notes to financial statements

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                          ----------------------------------------
                                                          June 30, 1997              June 30, 1996
                                                          -------------              -------------
Cash flow from operating activities:
 Net (loss) income                                          $ (31,015)                  $  12,838
                                                            ---------                   ---------
 Adjustments to reconcile net (loss) income
  to net cash provided by
   operating activities:
   Equity in income of joint ventures                          (3,178)                    (34,978)
   Minority interest                                            1,271                       2,004
   Depreciation                                               508,205                     513,304
   Accrued management and leasing fees                         67,687                      56,343
   Changes in assets and liabilities:
      Accounts receivable                                      86,107                     (15,170)
      Prepaids and other assets                                (6,972)                    (12,085)
      Accounts payable and refundable
       security deposits                                        4,316                      18,544
      Due to affiliates                                       (25,861)                     12,649
                                                            ---------                   ---------
          Total adjustments                                   631,575                     540,611

       Net cash provided by
        operating activities                                  600,560                     553,449
                                                            ---------                   ---------

Cash flow from investing activities:
 Distribution received from joint ventures                    200,500                     260,491
 Investment in real estate                                    (63,337)                   (119,323)
                                                            ---------                   ---------
      Net cash provided by investing activities               137,163                     141,168
                                                            ---------                   ---------

Cash flow from financing activities:
 Partnership distributions paid                              (561,216)                   (770,043)

      Net decrease in cash and cash equivalents               176,507                     (75,426)

Cash and cash equivalents, beginning of year                  204,176                     323,786
                                                            ---------                   ---------

Cash and cash equivalents, end of period                    $ 380,683                   $ 248,360
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

     The Partnership owns an interests in the following joint ventures:
     (i) Wells-Baker Associates, a joint venture between Fund I and Wells & Associates, (ii) Fund I-Fund II Tucker and (iii) Fund I, II, II-OW, VI, VII Joint Venture.

     As of June 30, 1997, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties:
     (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of June 30, 1997, through investment or directly. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Revenues of the Partnership were $370,003 for the period ended June 30, 1997, as compared to $486,824 for the three months ended June 30, 1996, and $758,965 for the six months ended June 30, 1997, as compared to $989,730 for the same period in 1996. The decrease for 1997 over 1996 was due primarily to decreased income from the joint ventures and decreased rental income. Rental income was decreased due to lowered occupancy rates at Paces Pavilion after the move-out of HCA from the premises in December of 1996. Income from the joint ventures was decreased due to increased and lowered occupancy resulted in decreased rental income at the Tucker and Cherokee properties.

Expenses of the Partnership were $293,970 for the period ending June 30, 1997, as compared to $504,540 for the three months ended June 30, 1996, and $789,980 for the six months ended June 30, 1997, as compared to $976,892 for June 30, 1996. The decrease in expenses for 1997 as compared to 1996 was due primarily to decreased repairs and maintenance and timing differences in CAM billings to tenants; however, approximately $30,000 was written off to bad debt at Crowe's Crossing further increasing the Partnership's expenses.

Net cash provided by operating activities increased from $553,449 in 1996 to $600,560 at June 30, 1997, due primarily to the increase in accounts receivable and decreased expenses offset partially by decreased rental revenues. Net cash provided by investing activities decreased from $141,168 in 1996 to $137,163 in 1997 due to a decrease in capital expenditures made in 1997. As a result, cash and cash equivalents increased from $248,360 in 1996 to $380,683 in 1997.

The Partnership's cash distributions to the Limited Partners holding Class A Units was $5.96 per Unit for three months ended June 30, 1997, as compared to $6.93 for the same period in 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the three months ended June 30, 1997 and 1996.

The Partnership's distributions paid and payable through the second quarter of 1997 have been paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

PROPERTY OPERATIONS
-------------------

As of June 30, 1997, the Partnership owned interests in the following properties:

Paces Pavilion/Howell Mill Road Property - Fund I
---------------------------------------------------

                                                Three Months Ended                              Six Months Ended
                                     ----------------------------------------          -------------------------------------
                                      June 30, 1997            June 30, 1996            June 30, 1997         June 30, 1996
                                     ---------------          ---------------          ---------------       ---------------
Revenues:
 Rental income                           $ 35,480                 $136,288                  $ 64,454               $272,575

Expenses:
 Depreciation                              67,562                   62,929                   135,124                125,859
 Management & leasing expenses              2,190                    8,178                     4,380                 16,355
 Other operating expenses                  25,829                   10,715                    50,970                 12,423
                                         --------                 --------                  --------               --------
                                           95,581                   81,822                   190,474                154,637
                                         --------                 --------                  --------               --------

Net income                               $(74,205)                $ 54,466                  $138,966               $117,938
                                         ========                 ========                  ========               ========

Occupied %                                     28%                     100%                       28%                   100%

Partnership's Ownership %                     100%                     100%                      100%                   100%

Cash distribution to Partnership         $ (4,453)                $125,573                  $    538               $260,152

Net income allocated to the
 Partnership                             $(74,205)                $ 54,466                  $138,966               $117,938

Rental income decreased from $272,575 in 1996 to $64,454 in 1997 due to decreased tenant occupancy after HCA vacated the premises at December 31, 1996. Management and leasing fees decreased in 1997 to $4,380 from $16,355 in 1996 due to lowered tenant occupancy. Other operating expenses increased to $50,970 in 1997 over $12,423 in 1996 primarily due to increased repairs and maintenance costs.

As of June 30, 1997, capital improvements and renovations totaling $51,912 have been incurred at Paces Pavilion in preparation for re-leasing the formerly HCA occupied space. Currently, there are five tenants occupying the premises. Management is actively seeking replacement tenants.

Crowe's Crossing Property- Fund I
---------------------------------

                                                Three Months Ended                              Six Months Ended
                                     ----------------------------------------          -------------------------------------
                                      June 30, 1997            June 30, 1996            June 30, 1997         June 30, 1996
                                     ---------------          ---------------          ---------------       ---------------
Revenues:
 Rental income                          $ 175,781                 $176,089                  $347,418               $335,274

Expenses:
 Depreciation                             104,015                   99,904                   207,628                199,826
 Management & leasing expenses             24,815                    7,023                    40,426                 17,769
 Other operating expenses                (131,844)                 105,222                    (5,665)               179,215
                                        ---------                 --------                  --------               --------
                                           (3,014)                 212,149                   242,389                396,810
                                        ---------                 --------                  --------               --------

Net income (loss)                       $ 178,795                 $(36,060)                 $150,029               $(61,536)
                                        =========                 ========                  ========               ========

Occupied %                                   88.0%                    82.4%                     88.0%                  82.4%

Partnership's Ownership %                     100%                     100%                      100%                   100%

Cash distribution to Partnership        $ 312,642                 $ 51,162                  $364,868               $125,943

Net income (loss) allocated to the
 Partnership                            $ 178,795                 $(36,060)                 $105,029               $(61,536)


Rental income remained relatively stable for the three months ended June 30, 1997 and 1996. The increase in rental income for the six months ended June 30, 1997, as compared to the same period in 1996, is primarily due to the rental increases and increased occupancy in the first quarter of 1997. The decrease in other operating expenses for the three months ended June 30, 1996, compared to the three months ended June 30, 1997, is due to the billing of reimbursements for 1995 and 1996 to Kroger, a major tenant at the center. Net income and cash generated to the Partnership for three and six months ended June 30, 1997, increased as compared to the three and six months ended June 30, 1996, due primarily to the billing of reimbursements noted above.

Black Oak Plaza Property - Fund I
---------------------------------

                                                Three Months Ended                              Six Months Ended
                                     ----------------------------------------          -------------------------------------
                                      June 30, 1997            June 30, 1996            June 30, 1997         June 30, 1996
                                     ---------------          ---------------          ---------------       ---------------
Revenues:
 Rental income                            $109,901                  $99,531                  $221,116               $202,342
 Interest income                                 3                       37                        15                     81
                                          --------                  -------                  --------               --------
                                           109,904                   99,568                   221,131                202,423

Expenses:
 Depreciation                               63,061                   72,751                   125,674                144,726
 Management & leasing expenses               9,930                    8,850                    19,945                 17,534
 Other operating expenses                   43,560                   16,822                    49,796                 47,319
                                          --------                  -------                  --------               --------
                                           116,551                   98,423                   195,415                209,579
                                          --------                  -------                  --------               --------

Net (loss) income                         $ (6,647)                 $ 1,145                  $ 25,716               $ (7,156)
                                          ========                  =======                  ========               ========

Occupied %                                      74%                      72%                       74%                    72%

Partnership's Ownership %                      100%                     100%                      100%                   100%

Cash distribution to Partnership          $ 52,367                  $61,862                  $149,416               $ 84,646

Net (loss) income allocated to the
 Partnership                              $ (6,647)                 $ 1,145                  $ 25,716               $ (7,156)


Rental income for the three months and six months ended June 30, 1997, has increased as compared to the three months and six months ended June 30, 1996, due to scheduled rental increases at the property. Depreciation decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an overstatement of depreciation expenses in the second quarter of 1996, which was adjusted in the final quarter of that year. The increase in management and leasing expenses in the first and second quarters of 1997, compared to the same quarters of 1996, is due to the payment of lease acquisition fees for new tenants in February and March of 1997. Other operating expenses increased in the three months ended June 30, 1997, compared to the same period in 1996, due to timing differences in billing of CAM reimbursements. Cash generated to the Partnership increased for the six months ended June 30, 1997, as compared to the same period in 1996 due primarily to decreased capital expenditures of approximately $53,000.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------

                                                Three Months Ended                              Six Months Ended
                                     ----------------------------------------          -------------------------------------
                                      June 30, 1997            June 30, 1996            June 30, 1997         June 30, 1996
                                     ---------------          ---------------          ---------------       ---------------
Revenues:
 Rental income                             $65,335                  $68,514                  $134,352               $136,321
 Interest income                                 8                        8                        15                     15
                                           -------                  -------                  --------               --------
                                            65,343                   68,522                   134,367                136,336

Expenses:
 Depreciation                               19,889                   21,705                    39,779                 42,893
 Management & leasing expenses               6,240                    5,349                    11,894                 10,842
 Other operating expenses                   46,821                   29,118                    73,492                 62,658
                                           -------                  -------                  --------               --------
                                            72,950                   56,172                   125,165                116,393
                                           -------                  -------                  --------               --------

Net (loss) income                          $(7,607)                 $12,350                  $  9,202               $ 19,943
                                           =======                  =======                  ========               ========

Occupied %                                      95%                     100%                       95%                   100%

Partnership's Ownership %                    89.95%                   89.95%                    89.95%                 89.95%

Cash distribution to the Partnership       $11,374                  $34,295                  $ 49,225               $ 47,236

Net  income allocated to the
 Partnership                               $(6,842)                 $11,109                  $  8,278               $ 17,939


Rental income decreased for both the three months and six months for the quarter ending June 30, 1997, as compared to the same period for 1996, due to decreased tenant occupancy. Operating expenses increased from $62,658 in 1996 to $73,492 in 1997 due to the write-off of bad debt in the second quarter of 1997. Management and leasing expenses were relatively stable for 1997 and 1996.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                Three Months Ended                              Six Months Ended
                                     ----------------------------------------          -------------------------------------
                                      June 30, 1997            June 30, 1996            June 30, 1997         June 30, 1996
                                     ---------------          ---------------          ---------------       ---------------
Revenues:
 Rental income                           $267,465                 $255,854                  $529,331               $542,001
 Interest income                              133                      127                       262                    379
                                         --------                 --------                  --------               --------
                                          267,598                  255,981                   529,593                542,380
Expenses:
 Depreciation                             104,097                  104,428                   201,765                208,228
 Management & leasing expenses             44,142                   30,297                    64,332                 62,384
 Other operating expenses                 144,379                  140,584                   301,787                256,500
                                         --------                 --------                  --------               --------
                                          292,618                  275,309                   567,884                527,112
                                         --------                 --------                  --------               --------

Net (loss) income                        $(25,020)                $(19,328)                 $(38,291)              $ 15,268
                                         ========                 ========                  ========               ========

Occupied %                                   75.0%                    75.0%                     75.0%                  75.0%

Partnership Ownership %                     55.09%                   55.09%                    55.09%                 55.09%

Cash distributed to the Partnership      $ 52,736                 $ 57,028                  $ 96,753               $147,426

Net (loss) income allocated to the
 Partnership                             $(13,783)                $(10,648)                 $(21,094)              $  8,411

Rental income decreased for the six months ended June 30, 1997, as compared to the same period in 1996, due primarily to decreased rental income in the first quarter 1997 and billing of a lease cancellation charge and late payment charges in 1996 of approximately $6,200. Operating expenses increased in 1997 over 1996 due to increases in utilities, landscaping, and other repairs and maintenance. The decrease in depreciation expenses for 1997 as compared to 1996 is due to the loss of property which resulted from the fire in September 1996. Net income of the property decreased in 1997 as compared to 1996 for the reasons noted above.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                                Three Months Ended                              Six Months Ended
                                     ----------------------------------------          -------------------------------------
                                      June 30, 1997            June 30, 1996            June 30, 1997         June 30, 1996
                                     ---------------          ---------------          ---------------       ---------------
Revenues:
 Rental income                          $215,973                 $223,987                  $433,412               $446,608
 Interest income                              19                       18                        37                     37
                                        --------                 --------                  --------               --------
                                         215,992                  224,005                   433,449                446,645
Expenses:
 Depreciation                            109,697                  107,461                   217,222                214,644
 Management & leasing expenses            19,323                   13,276                    50,864                 25,910
 Other operating expenses                 40,203                   46,632                    64,322                 95,504
                                        --------                 --------                  --------               --------
                                         169,223                  167,369                   332,408                336,058
                                        --------                 --------                  --------               --------

Net income                              $ 46,769                 $ 56,636                  $101,041               $110,587
                                        ========                 ========                  ========               ========

Occupied %                                  92.0%                    95.0%                     92.0%                  95.0%

Partnership Ownership %                     24.0%                   24. 0%                     24.0%                  24.0%

Cash distributed to the Partnership     $ 37,485                 $ 49,196                  $ 82,416               $ 94,290

Net income allocated to the
 Partnership                            $ 11,236                 $ 13,606                  $ 24,273               $ 26,566


Rental income decreased in 1997 over 1996 levels due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to one-time payments of lease acquisition fees. Operating expenses decreased primarily due to a timing difference in billings to tenants for property taxes.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND I
                                       (Registrant)
Dated:  August 8, 1997                 By:  /s/Leo F. Wells, III
                                            --------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc.