Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND I
filed 1997-11-12
CIK 746259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1997 or
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission file number            0-14463
                      ----------------------------------------------------------

                            Wells Real Estate Fund I
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

          Georgia                                 58-1565512
-------------------------------      -------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)



3885 Holcomb Bridge Road, Norcross, Georgia                      30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (770) 449-7800
                                                  ------------------------------

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

                                    Form 10-Q
                                    ---------

                            Wells Real Estate Fund I
                            ------------------------

                                      INDEX
                                      -----


                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Balance Sheets - September 30, 1997
                    and December 31, 1996................................................ 3

                  Consolidated Statements of Income for Three Months and
                    Nine Months Ended September 30, 1997 and 1996........................ 4

                  Statements of Partners' Capital
                    for the Nine months Ended September 30, 1997
                    and the Year Ended December 31, 1996................................. 5

                  Consolidated Statements of Cash Flows for
                    the Nine months Ended September 30, 1997 and 1996.................... 6

                  Condensed Notes to Consolidated Financial Statements................... 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................................. 8

PART II. OTHER INFORMATION...............................................................16


                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS


                            Assets                                 September 30, 1997      December 31, 1996
                            ------                                 ------------------      -----------------
Real estate, at cost:
   Land                                                              $   2,894,193           $    2,894,193
     Building and improvements, less accumulated
     depreciation of $6,117,879 in 1997 and
     $5,369,635 in 1996                                                 13,559,313               14,176,266
                                                                     -------------           --------------

         Total real estate assets                                       16,453,506               17,070,459
                                                                     -------------           --------------

Investments in joint ventures (Note 2)                                   6,901,651                7,117,920
Cash and cash equivalents                                                  262,625                  204,176
Due from affiliates                                                        122,268                  111,552
Deferred lease acquisition costs                                            46,761                   35,808
Accounts receivable                                                        308,986                  363,662
Prepaid expenses and other assets                                           64,716                   65,309
                                                                     -------------           --------------
                                                                         7,707,007                7,898,427
                                                                     -------------           --------------
         Total assets                                                $  24,160,513           $   24,968,886
                                                                     =============           ==============

               Liabilities and Partners' Capital
               ---------------------------------

Liabilities:
   Accounts payable                                                  $     224,429           $      131,340
   Due to affiliates                                                     1,501,167                1,412,572
   Refundable security deposits                                             62,395                   62,876
   Partnership distribution payable                                        312,660                  285,687
                                                                     -------------           --------------

         Total liabilities                                               2,100,651                1,892,475
                                                                     -------------           --------------

Minority interest                                                          120,889                  128,619

Partners' capital:

   Limited Partners:
     Class A - 98,716 Units Outstanding                                 20,686,412               21,583,091
     Class B - 42,568 Units Outstanding                                  1,252,561                1,364,701
                                                                     -------------           --------------

         Total partners' capital                                        21,938,973               22,947,792
                                                                     -------------           --------------

         Total liabilities and partners' capital                     $  24,160,513           $   24,968,886
                                                                     =============           ==============


            See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                             Nine Months Ended
                                         ----------------------------------------      ----------------------------------------
                                         September 30, 1997    September 30, 1996      September 30, 1997     September 30,1996
                                         ------------------    ------------------      ------------------     -----------------
Revenues:
   Rental income                            $   395,118           $   471,296              $ 1,145,165           $ 1,417,808
   Interest income                                1,365                 3,071                    7,105                11,311
   Equity in income of
     Joint Ventures (Note 3)                     81,989                26,141                   85,167                61,119
                                            -----------           -----------              -----------           -----------
                                                478,472               500,508                1,237,437             1,490,238
                                            -----------           -----------              -----------           -----------

Expenses:
   Management and leasing fees                   25,677                26,185                   96,397                82,528
   Leasing acquisition costs                      5,070                10,333                   14,854                30,118
   Operating costs - rental
     properties, net of tenant
     reimbursements                             257,694               201,819                  424,708               510,080
   Bad debt recovery                             (2,374)                  259                   (5,377)               (6,386)
   Depreciation                                 243,536               257,677                  751,749               770,981
   Legal and accounting                          14,144                   378                   17,381                28,304
   Computer expense                               3,068                 1,403                    7,162                 3,433
   Partnership administration                    11,549                18,918                   40,545                72,802
   Minority interest                              1,233                 1,300                    2,158                 3,304
                                            -----------           -----------              -----------           -----------
                                                559,597               518,272                1,349,577             1,495,164
                                            -----------           -----------              -----------           -----------
     Net income (loss)                      $   (81,125)          $   (17,764)             $  (112,140)          $    (4,926)
                                            ===========           ===========              ===========           ===========

Net income allocated to General
   Partners                                 $         0           $         0              $         0           $         0

Net (loss) income allocated to
   Class A Limited Partners                 $  (566,570)          $   339,074              $         0           $ 1,063,805

Net income (loss) allocated to
   Class B Limited Partners                 $   485,445           $  (356,838)             $  (112,140)          $(1,068,731)

Net (loss) income per Class A
Limited Partner Unit                        $     (5.74)          $      3.43              $         0           $     10.77

Net income (loss) per Class B
Limited Partner Unit                        $     11.45           $     (8.39)             $     (2.63)          $    (25.11)

Cash distribution per Class A
   Limited Partner Unit                     $      3.12           $      3.05              $      9.08           $      9.98


            See accompanying condensed notes to financial statements

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1997


                                                          Limited Partners
                                       --------------------------------------------------------
                                                Class A                          Class B                  Total
                                       -----------------------           ----------------------         Partners'
                                       Units           Amounts           Units          Amounts          Capital
                                       -----           -------           -----          -------          -------
BALANCE, December 31, 1995              98,716     $  21,442,415          42,568     $   2,679,435    $ 24,121,850

   Net income (loss)                         0         1,416,538               0        (1,314,734)        101,804
   Partnership distributions                 0        (1,275,862)              0                 0      (1,275,862)
                                   -----------     --------------     ----------     -------------    -------------
BALANCE, December 31, 1996              98,716        21,583,091          42,568         1,364,701      22,947,792

   Net income (loss)                         0                 0               0          (112,140)       (112,140)
   Partnership distributions                 0          (896,679)              0                 0        (896,679)
                                   -----------     --------------     ----------     -------------    -------------
BALANCE, September 30, 1997             98,716     $  20,686,412          42,568     $   1,252,561    $ 21,938,973
                                   ===========     =============      ==========     =============    ============


            See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended
                                                                           -----------------
                                                                September 30, 1997     September 30, 1996
                                                                ------------------     ------------------
Cash flows from operating activities:
   Net loss                                                       $     (112,140)        $       (4,926)
                                                                  ---------------        ---------------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Equity in income of joint ventures                                (85,167)               (61,119)
       Minority interest                                                   2,158                  3,304
       Depreciation                                                      751,749                770,981
       Accrued management and leasing fees                                91,894                 82,528
       Changes in assets and liabilities:
         Accounts receivable                                              54,677                (18,879)
         Prepaids and other assets                                       (10,361)               (29,811)
         Deferred income                                                   7,485                      0
         Accounts payable and refundable security
           deposits                                                       85,124                 25,107
         Due to affiliates                                               (13,187)                18,228
                                                                  ---------------        --------------
                  Total adjustments                                      884,372                790,339
                                                                  --------------         --------------
           Net cash provided by operating activities                     772,232                785,413
                                                                  --------------         --------------

Cash flow from investing activities:
   Distribution received from joint ventures                             290,720                387,979
   Investment in real estate                                            (134,797)              (165,419)
                                                                  ---------------        ---------------
           Net cash provided by investing
              activities                                                 155,923                222,560
                                                                  --------------         --------------

Cash flow from financing activities:
   Partnership distributions paid                                       (939,706)            (1,108,239)
                                                                  --------------         ---------------

           Net decrease in cash and cash equivalents                     (11,551)              (100,266)

Cash and cash equivalents, beginning of year                             204,176                323,786
                                                                  --------------         --------------

Cash and cash equivalents, end of period                          $      192,625         $      223,520
                                                                  ==============         ==============


            See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

              Condensed Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------

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

     The Partnership owns interests in the following joint ventures: i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, (ii) Fund I-Fund II Tucker, and (iii) the Fund I, II, II-OW, VI, VII Joint Venture

     As of September 30, 1997, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by the Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b) Basis of Presentation
     -------------------------

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of September 30, 1997, directly or through investment in the joint ventures described above. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of September 30, 1997, the developed properties owned by the Partnership were 77.56% occupied, as compared to 83.81% occupied as of September 30, 1996.

Revenues of the Partnership were $478,472 for the three-month period ended September 30, 1997, as compared to $500,508 for the three months ended September 30, 1996, and $1,237,437 for the nine months ended September 30, 1997, as compared to $1,490,238 for the same period in 1996. The decrease in revenues in 1997, as compared to 1996, was due to a decrease in rental income partially offset by a slight increase in income from the joint ventures. Rental income was decreased due to lowered occupancy rates at Paces Pavilion after the move-out of HCA from the premises in December of 1996. Income from the joint ventures increased due to a sizable increase in net income at the Tucker Property and just a slight decrease in net income at the Cherokee Property.

Expenses of the Partnership were $559,597 for the three-month period ending September 30, 1997, as compared to $518,272 for the three months ended September 30, 1996, and $1,349,577 for the nine months ended September 30, 1997, as compared to $1,495,164 for September 30, 1996. The decrease in expenses for the nine months ended September 30, 1997, as compared to 1996, was due primarily to decreased repairs and maintenance and timing differences in CAM billings to tenants; however, the increase in expenses for the three months ended September 30, 1997, over the 1996 expenses, was primarily due to the accrual of common area expenses for nine months for the Paces Pavilion Condominium Association in the third quarter of 1997.

Net cash provided by operating activities decreased from $785,413 in 1996 to $772,232 at September 30, 1997, due primarily to the decrease in net income for 1997 as compared to 1996. Net cash provided by investing activities decreased from $222,560 in 1996 to $155,923 in 1997 due to a decrease in distributions from joint ventures. As a result, cash and cash equivalents decreased from $223,520 in 1996 to $192,625 in 1997.

The Partnership's cash distributions to the Limited Partners holding Class A Units was $9.08 per Unit for nine months ended September 30, 1997, as compared to $9.98 for the same period in 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the nine months ended September 30, 1997 and 1996. As set forth herein, the Paces Pavilion was vacated effective December 31, 1996, and is currently only 27.8% occupied. The Partnership is actively seeking replacement tenants for occupancy of the remainder of the space at Paces Pavilion; however, in the event that replacement tenants require significant tenant improvements and renovations to the space to be leased, it is anticipated that such amounts may be funded from cash distributions of the Partnership which would otherwise have been distributed to the Limited Partners. In such event, cash distributions to Limited Partners hold Class A Units may be reduced or suspended pending funding of amounts required for any such tenant improvements or renovations.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following properties:

Paces Pavilion/Howell Mill Road Property - Fund I
-------------------------------------------------


                                               Three Months Ended                             Nine Months Ended
                                    ----------------------------------------      ------------------------------------------
                                    September 30, 1997    September 30, 1996      September 30, 1997      September 30, 1996
                                    ------------------    ------------------      ------------------      ------------------
Revenues:
   Rental income                        $    36,729           $   136,287             $   101,183             $   408,862

Expenses:
   Depreciation                              53,679                62,929                 188,803                 188,788
   Management and leasing
     expenses                                 7,664                 8,178                  12,044                  24,533
   Other operating expenses                 133,271                 3,297                 184,241                  15,719
                                        -----------           -----------             -----------             -----------
                                            194,614                74,404                 385,088                 229,040
                                        -----------           -----------             -----------             -----------

Net (loss) income                       $  (157,885)          $    61,883             $  (283,905)            $   179,822
                                        ===========           ===========             ===========             ===========

Occupied %                                     27.8%                  100%                   27.8%                    100%

Partnership's Ownership %                       100%                  100%                    100%                    100%

Cash generated to the
   Partnership                          $         0           $   132,991             $         0             $   393,143

Net (loss) income allocated
    to the Partnership                  $  (157,885)          $    61,883             $  (283,905)            $   179,822


Rental income decreased from $408,862 in 1996 to $101,183 in 1997 due to decreased tenant occupancy after HCA vacated the premises effective December 31, 1996. Management and leasing fees decreased in 1997 to $12,044 from $24,533 in 1996 due to lowered tenant occupancy. Other operating expenses increased to $184,241 in 1997 over $15,719 in 1996 primarily due to accrued common area expenses of $108,000 for nine months payable to the Paces Pavilion Condominium Association, which was not billed until the third quarter of 1997.

As of September 30, 1997, capital improvements and renovations totaling $57,490 have been incurred at Paces Pavilion in preparation for re-leasing the space formerly occupied by HCA. Currently, there are four tenants occupying 27.8% of the premises. Management is actively seeking replacement tenants for the remaining space at Paces Pavilion.

Crowe's Crossing Property - Fund I
----------------------------------


                                              Three Months Ended                             Nine Months Ended
                                    -----------------------------------------     -----------------------------------------
                                    September 30, 1997     September 30, 1996     September 30, 1997     September 30, 1996
                                    ------------------     ------------------     ------------------     ------------------
Revenues:
   Rental income                        $ 178,403              $ 162,625               $ 525,821              $ 497,899

Expenses:
   Depreciation                           104,817                 99,904                 312,445                299,730
   Management and leasing
     expenses                              12,835                  7,480                  53,261                 25,249
   Other operating expenses                49,890                 98,217                  44,225                277,432
                                        ---------              ---------               ---------              ---------
                                          167,542                205,601                 409,931                602,411
                                        ---------              ---------               ---------              ---------

Net (loss) income                       $  10,861              $ (42,976)              $ 115,890              $(104,512)
                                        =========              =========               =========              =========

Occupied %                                   86.5%                  84.1%                   86.5%                  84.1%

Partnership's Ownership %                     100%                   100%                    100%                   100%

Cash generated to the
   Partnership                          $ 117,337              $  57,098               $ 482,205              $ 183,041

Net (loss) income allocated
   to the Partnership                   $  10,861              $ (42,976)              $ 115,890              $(104,512)


Rental income increased for the nine month period ended September 30, 1997, compared to the same period in 1996, due primarily to increased occupancy at the property. Net income increased for the three month and nine month periods ended September 30, 1997, compared to 1996, due primarily to the decrease in operating expenses which was due to billing of CAM reimbursements for 1995 and 1996 to Kroger in second quarter of 1997. The decrease in operating expenses for the three month period ended September 30, 1997, compared to 1996, was primarily due to expenditures of approximately $25,000 for plumbing and air conditioning repairs at the property during the third quarter of 1996. Cash generated to the Partnership increased for the three and nine month periods ended September 30, 1997, compared to the same periods ended September 30, 1996, due primarily to the increased rental income and tenant reimbursements.

Black Oak Plaza Property - Fund I
---------------------------------


                                               Three Months Ended                             Nine Months Ended
                                   -----------------------------------------     -----------------------------------------
                                   September 30, 1997     September 30, 1996     September 30, 1997     September 30, 1996
                                   ------------------     ------------------     ------------------     ------------------
Revenues:
   Rental income                        $ 111,817             $ 101,873               $ 332,933              $ 304,215
   Interest income                              0                    28                      15                    109
                                        ---------             ---------               ---------              ---------
                                          111,817               101,901                 332,948                304,324
                                        ---------             ---------               ---------              ---------

Expenses:
   Depreciation                            63,284                73,139                 188,958                217,865
   Management and leasing
     expenses                               8,461                 8,523                  28,406                 26,057
   Other operating expenses                56,468                66,665                 106,264                113,984
                                        ---------             ---------               ---------              ---------
                                          128,213               148,327                 323,628                357,906
                                        ---------             ---------               ---------              ---------

Net (loss) income                       $ (16,396)            $ (46,426)              $   9,320              $ (53,582)
                                        =========             =========               =========              =========

Occupied %                                     77%                   74%                     77%                    74%

Partnership's Ownership %                     100%                  100%                    100%                   100%

Cash generated to the
   Partnership                          $       0             $       0               $ 144,547              $  55,172

Net (loss) income allocated
   to the Partnership                   $ (16,396)            $ (46,426)              $   9,320              $ (53,582)


Rental income for the three months and nine months ended September 30, 1997, has increased, as compared to the three months and nine months ended September 30, 1996, due primarily to increased occupancy at the property. Depreciation decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an overstatement of depreciation expenses in the second quarter of 1996, which was adjusted in the final quarter of that year. The increase in management and leasing expenses in the first three quarters of 1997, compared to the same quarters of 1996, is due to the payment of lease acquisition fees for new tenants in February and March of 1997. Cash generated to the Partnership increased for the nine months ended September 30, 1997, as compared to the same period in 1996, due primarily to decreased capital expenditures and operating expenses of approximately $54,000, and the increase in rental revenues.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------


                                              Three Months Ended                         Nine Months Ended
                                   ----------------------------------------    ---------------------------------------
                                   September 30, 1997    September 30, 1996    September 30, 1997   September 30, 1996
                                   ------------------    ------------------    ------------------   ------------------
Revenues:
   Rental income                        $ 68,171              $ 70,511              $185,229              $206,832
   Interest income                             7                     7                    22                    22
                                        --------              --------              --------              --------
                                          68,178                70,518               185,251               206,854
                                        --------              --------              --------              --------

Expenses:
   Depreciation                           21,764                21,705                61,543                64,598
   Management and leasing
     expenses                              5,645                 5,523                17,539                16,365
   Other operating expenses               28,414                33,899                84,612                96,557
                                        --------              --------              --------              --------
                                          55,823                61,127               163,694               177,520
                                        --------              --------              --------              --------

Net income                              $ 12,355              $  9,391              $ 21,557              $ 29,334
                                        ========              ========              ========              ========

Occupied %                                   100%                  100%                  100%                  100%

Partnership's Ownership %                  89.95%                89.95%                89.95%                89.95%

Cash generated to the
   Partnership                          $ 39,349              $ 31,723              $ 88,574              $ 78,959

Net income allocated
    to the Partnership                  $ 11,113              $  8,447              $ 19,391              $ 26,386


Rental income decreased for both the three months and nine months ending September 30, 1997, as compared to the same periods for 1996, since the property did not become 100% occupied until September 15, 1997. During the same quarter, in 1996, the property was at 100% occupancy for the entire period. Operating expenses decreased from $96,557 in 1996 to $84,612 in 1997 due primarily to a decrease in property taxes and insurance. Management and leasing expenses were relatively stable for 1997 and 1996.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------


                                             Three Months Ended                          Nine Months Ended
                                   ---------------------------------------    ---------------------------------------
                                   September 30, 1997   September 30, 1996    September 30, 1997   September 30, 1996
                                   ------------------   ------------------    ------------------   ------------------
Revenues:
   Rental income                        $  267,363          $  262,134             $  796,694           $  804,135
   Interest income                             762                 122                  1,024                  501
   Other income                             83,027                   0                 83,027                    0
                                        ----------          ----------             ----------           ----------
                                           351,152             262,256                880,745              804,636
                                        ----------          ----------             ----------           ----------

Expenses:
   Depreciation                            106,541             105,280                308,306              313,508
   Management and leasing
     expenses                               22,723              27,454                 87,055               89,838
   Other operating expenses                 98,732             109,108                400,520              365,608
                                        ----------          ----------             ----------           ----------
                                           227,996             241,842                795,881              768,954
                                        ----------          ----------             ----------           ----------

Net income                              $  123,156          $   20,414             $   84,864           $   35,682
                                        ==========          ==========             ==========           ==========

Occupied %                                      77%                 75%                    77%                  75%

Partnership's Ownership %                    55.09%              55.09%                 55.09%               55.09%

Cash distribution to the
   Partnership                          $   93,122          $   76,171             $  189,875           $  223,597

Net income allocated to the
   Partnership                          $   67,847          $   11,246             $   46,752           $   19,657


Rental income decreased for the nine months ended September 30, 1997, as compared to the same period in 1996, due primarily to decreased rental income in the first quarter 1997 and billing of a lease cancellation charge and late payment charges in 1996 of approximately $6,200. Operating expenses increased in 1997 over 1996 due to increases in landscaping and other repairs and maintenance. Other income in 1997 represents insurance payments on the 1996 fire damage. Net income of the property increased in 1997 as compared to 1996 for the reasons noted above.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------


                                              Three Months Ended                         Nine Months Ended
                                   ----------------------------------------    ---------------------------------------
                                   September 30, 1997    September 30, 1996    September 30, 1997   September 30, 1996
                                   ------------------    ------------------    ------------------   ------------------
Revenues:
   Rental income                       $  215,367            $  219,956             $  648,779           $  666,564
   Interest income                             10                    18                     47                   55
                                       ----------            ----------             ----------           ----------
                                          215,377               219,974                648,826              666,619

Expenses:
   Depreciation                           110,037               107,607                327,259              322,251
   Management and leasing
     expenses                               7,017                12,101                 57,881               38,011
   Other operating expenses                39,455                38,084                103,777              133,588
                                       ----------            ----------             ----------           ----------
                                          156,509               157,792                488,917              493,850
                                       ----------            ----------             ----------           ----------

Net income                             $   58,868            $   62,182             $  159,909           $  172,769
                                       ==========            ==========             ==========           ==========

Occupied %                                     93%                   95%                    93%                  95%

Partnership's Ownership %                    24.0%                 24.0%                  24.0%                24.0%

Cash distribution to the
   Partnership                         $   29,145            $   49,920             $  111,561           $  144,210

Net income allocated to the
   Partnership                         $   14,142            $   14,938             $   38,415           $   41,504


Rental income decreased in 1997, as compared to 1996 levels, due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to the one-time payment of lease acquisition fees. Operating expenses decreased primarily due to a timing difference in billings to tenants for property taxes.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6(b). No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND I
                                         (Registrant)
Dated:  November 10, 1997           By:  /s/Leo F. Wells, III
                                         --------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc.