Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND I
filed 1998-03-26
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[CAPTION]
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                [Fee Required]

For the fiscal year ended             December 31, 1997  or
                                      -------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                [No Fee Required]

For the transition period from        to
                               -------------------------------
Commission file number                0-14463
                               -------------------------------
                                      Wells Real Estate Fund I
                               -------------------------------
                       (Exact name of registrant as specified in its charter)

                Georgia                               58-1565512
------------------------------------  ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia              30092
-------------------------------------------   -------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                  ---------------------------

Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class        Name of exchange on which registered
   -------------------        ------------------------------------
   NONE                       NONE
   ----                       ----

Securities registered pursuant to Section 12 (g) of the Act:

                              CLASS A UNITS
-------------------------------------------------------------------------------
                             (Title of Class)


                              CLASS B UNITS
-------------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Aggregate market value of the voting stock held by
non-affiliates:    Not Applicable
                   -------------------------------

                                     PART I
                                     ------


ITEM  1.    BUSINESS
----------  --------

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

The Partnership owns interests in the following joint ventures: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, (ii) Fund I-Fund II Tucker, and (iii) the Fund I, II, II-OW, VI, VII Joint Venture

As of December 31, 1997, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, owned by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by the Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

EMPLOYEES
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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


ITEM 2.    PROPERTIES
---------  ----------

The Partnership owns six properties directly or through its ownership in joint ventures of which two are office buildings, three are retail buildings, and one is a combined office and retail project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, these properties were 78.77% occupied, down from 86.20% at December 31, 1996, 87.20% at December 31, 1995, 91.38% at
December 31, 1994, and 90.33% at December 31, 1993.

The following table shows lease expirations during each of the next ten years as of December 31, 1997, assuming no exercise of renewal options or termination rights:


                                                            Partnership                   Percentage
                                                             Share of      Percentage      of Total
 Year of        Number of                    Annualized     Annualized     of Total       Annualized
 Lease          Leases       Square Feet    Gross Base     Gross Base      Square Feet   Gross Base
 Expiration     Expiring       Expiring       Rent (1)       Rent (1)      Expiring         Rent
 ------------------------------------------------------------------------------------------------------
  1998           18             29,220        $  371,431     $  253,199      17%            17.53%
  1999           34             57,149           704,710        496,526      34%            34.38%
  2000           16             37,895           492,717        323,734      22%            22.42%
  2001(2)         5              3,750            68,107         43,777       2%             3.03%
  2002           11             35,337           464,756        288,772      21%            19.99%
  2003            1              3,540            27,035         27,035       2%             1.87%
  2004            0                  0                 0              0       0%             0.00%
  2005            0                  0                 0              0       0%             0.00%
  2006            0                  0                 0              0       0%             0.00%
  2007            1              3,600            46,793         11,230       2%             0.78%
------------------------------------------------------------------------------------------------------
                 86            170,491        $2,175,549     $1,444,273     100%           100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Lease expiring is ground lease only with McDonald's.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

PACES PAVILION PROPERTY
-----------------------

On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Paces Pavilion Property") for a purchase price of $3,443,203.
The Paces Pavilion Property contains approximately 32,339 of net rentable square feet, and the entire building was leased to HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA") until December 31, 1996. HCA is a medical support staff group which supplies health care workers to West Paces Ferry Hospital. Although efforts were made to negotiate a new lease, HCA vacated the premises as of December 31, 1996. Rental income is currently being generated from five (5) leaseholders occupying 8,664 square feet.

The occupancy rate at the Paces Pavilion Property was 27.8% for the year ended December 31, 1997 and 100% for the years ending December 31, 1996, 1995, 1994, and 1993.

The average effective annual rental per square foot at the Paces Pavilion Property was $4.17 for 1997 and $16.86 for 1996, 1995, 1994, and 1993.

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

The occupancy rate at the Crowe's Crossing Property was 86% in 1997, 89% in 1996, 88% in 1995 and 1994, and 86% in 1993.

The average annual rental per square foot at the Crowe's Crossing Property was $7.40 for 1997, $7.92 for 1996, $7.60 for 1995, $7.49 for 1994, and $7.56 for
1993.

As of December 31, 1997, the Partnership had expended a total of $8,317,176 for the acquisition of the Crowe's Crossing Property.

BLACK OAK PLAZA PROPERTY/FUND I
-------------------------------

On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contained a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug, the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of December 31, 1997, Black Oak Plaza was approximately 78% leased to 23 tenants. Cato/Cato Plus, a women's clothing store, is the only tenant occupying 10% or more of the rentable square footage of the property. Cato's lease for 8,610 square feet, approximately 12.5% of the total, expires in January, 1999. The occupancy rate at Black Oak Plaza was 78% in 1997, 74% in 1996, 77% in 1995, 84% in 1994, and 76% in 1993. The average annual rental per square foot at Black Oak Plaza was $6.53 in 1997, $6.08 for 1996, $6.14 for 1995, $6.37 for 1994, and
$5.31 for 1993.

As of December 31, 1997, the Partnership had expended a total of $4,564,521 for the acquisition of Black Oak Plaza.

PEACHTREE PLACE PROPERTY/FUND I AND WELLS & ASSOCIATES, INC.
------------------------------------------------------------

In 1985, the Partnership acquired an interest in two commercial office buildings located at Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of December 31, 1997, the Partnership had made total capital contributions of $1,552,367 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of December 31, 1997, the buildings at the Peachtree Place Property were 95.3% leased to seven tenants.

The occupancy rate at the Peachtree Place Property was 95.3% in 1997, 100% in 1996, 1995 and 1994, and 94% in 1993.

The average annual rental per square foot at the Peachtree Place Property was $15.88 for 1997, $16.08 for 1996, $13.62 for 1995, $14.31 for 1994, and $13.18
for 1993.

Three tenants occupy ten percent or more of the rentable square footage --REMAX, a realtor; Dr. Keith Broome, a dentist; and Dr. Christian Loetscher, an oral surgeon. The other tenants in the office park provide typical commercial office services.

REMAX was under a lease which expired in September, 1997, is currently on a month-to-month basis. They are occupying 4,483 rentable square feet, and the annual base rent is $73,970.

Dr. Loetscher's original lease represented 2,067 rentable square feet. In 1995, he expanded and increased his rentable space by an additional 2,333 square feet for a total of 4,400 rentable square feet. Dr. Loetscher's lease calls for an annual base rent of $71,591 in 1997 and base rent of $29,333 in 1998. The lease expires May 31, 1998.

Dr. Keith Broome's lease represents 2,016 rentable square feet. The annual base rent under the lease is $35,196 for 1997 and $2,940 for 1998. The lease expires January 31, 1998, and negotiations are underway for renewal.

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

On August 1, 1995, the Partnership and the Fund II-Fund II-OW Joint Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW, VI, VII Joint Venture, as described below. As a result, the name of the joint venture owning the Tucker Property was changed back to "Fund I and Fund II Tucker". The Partnership's percentage interest in the Tucker Property remained unchanged as a result of the transaction.

Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of December 31, 1997, the Partnership had contributed a total of $6,194,634, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of the Tucker Property. As of December 31, 1997, the Partnership had approximately a 55% equity interest in the Tucker Property, and the Fund II - Fund II-OW Joint Venture held approximately a 45% equity interest in the Tucker Property. As of December 31, 1997, the Tucker Property was 85% occupied by 35 tenants.

There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property was 85% in 1997, 77% in 1996, 83% in 1995, 96% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Tucker Property was $11.08 for 1997, $13.78 for 1996, $12.61 for 1995, $12.63 for 1994, and $11.37
for 1993.


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

As of December 31, 1997, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1997, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were as follows: the Partnership 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VI 11% and Wells Fund VII 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Property.
As of December 31, 1997, the Cherokee Property was approximately 94% occupied by 20 tenants, including Kroger.

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

The occupancy rate at the Cherokee Property was 94% in 1997, 93% in 1996, 94% in 1995, 91% in 1994, and 89% in 1993.

The average annual rental per square foot at the Cherokee Property was $8.49 for 1997, $8.59 for 1996, $7.50 for 1995, $5.33 for 1994, and $6.47 for 1993.

ITEM 3.    LEGAL PROCEEDINGS
---------  -----------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------  ---------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.






           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART II

ITEM 5.    MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
---------  ------------------------------------------------------------------

As of February 28, 1998, the Partnership had 98,716 outstanding Class A Units held by a total of 3,682 Limited Partners and 42,568 outstanding Class B Units held by a total of 930 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1997 to be $206.33 per unit based on market conditions existing in early December, 1997. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation or any distinction between different Classes of Partnership Units.

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

Cash Available for Distribution to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class B Units. Cash distributions made to the Limited Partners holding Class A Units during the two most recent fiscal years were as follows:

                                        Per Class A     Per Class A     Per Class B
                                           Unit             Unit            Unit         Per Class B
 Distribution for      Total Cash       Investment       Return of       Return of          Unit
 Quarter Ended         Distributed        Income          Capital         Capital      General Partner
------------------------------------------------------------------------------------------------------
March 31, 1996        $349,400          $3.54              $0.00              $0.00              $0.00
June 30, 1996         $334,597          $3.39              $0.00              $0.00              $0.00
September 30, 1996    $300,766          $3.05              $0.00              $0.00              $0.00
December 31, 1996     $291,099          $2.94              $0.00              $0.00              $0.00
March 31, 1997        $279,689          $2.83              $0.00              $0.00              $0.00
June 30, 1997         $308,490          $3.13              $0.00              $0.00              $0.00
September 30, 1997    $308,500          $3.13              $0.00              $0.00              $0.00
December 31, 1997     $174,564          $1.76              $0.00              $0.00              $0.00

The fourth quarter distribution was accrued for accounting purposes in 1997 and was not actually paid to the Limited Partners holding Class A Units until February 1998. The General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 1998 to be paid from investment income; however, there is no guarantee of this.

ITEM 6.        SELECTED FINANCIAL DATA
---------      -----------------------


The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993:


                                 1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------
Total Assets                   $23,593,566   $24,968,886   $26,086,260   $27,020,983   $27,228,786
Total Revenues                   1,643,943     1,967,743     2,169,532     2,084,942     1,973,392
Net (Loss) Income                 (305,296)      101,804       746,262       808,112       650,841
Net Income
 allocated to Class
 A Limited Partners              1,059,405     1,416,538     1,657,310     1,472,306     1,387,751
Net Loss
 allocated to Class
 B Limited Partners             (1,364,701)   (1,314,734)     (911,048)     (664,194)     (736,910)
Net Income
 per Class A Limited
 Partner Unit                        10.73         14.35         16.79         14.91         14.06
Net Loss
 per Class B Limited
 Partner Unit                       (32.06)       (30.89)       (21.40)       (15.60)       (17.31)
Cash Distributions
  to Investors:
 Investments income
  Class A Units                      10.85         12.92         17.24         13.12         15.29
 Return of Capital
  Class A Units                       0.00          0.00          0.00          0.00          0.00


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS
--------  ----------------------------------------------------------------
          RESULTS OF OPERATION
          --------------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $1,643,943 for the fiscal year ended December 31, 1997, as compared to $1,967,743 for the fiscal year ended December 31, 1996 and $2,169,532 for the fiscal year ended December 31, 1995. The decrease was due primarily to decreased rental income primarily at Paces Pavilion.

Expenses of the Partnership were $1,945,614 for the fiscal year ended December 31, 1997, as compared to $1,861,777 for the fiscal year ended December 31, 1996 and $1,422,555 for the fiscal year ended December 31, 1995. The increase for
1997 over 1996 was due to several factors.   Bad debt write-off of tenant
receivables increased to $103,115 for 1997 as compared to $21,359 in 1996. Loss on real estate assets increased to $60,391 in 1997 as compared to $15,292 in 1996 due to returning suites to white-shell in preparation for new tenants at Black Oak Plaza and Crowe's Crossing Shopping Center. Depreciation expense increased for the joint ventures from 1995 to 1996 and 1997 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Net loss of the Partnership was $305,296 for the fiscal year ended December 31, 1997, as compared to net income of $101,804 for 1996, and $746,262 for 1995.
The net loss for 1997 is due to decreased revenues and increased expenses as discussed above. The decrease in net income for 1996 as compared to 1995 is due primarily to increased depreciation expense and major repairs (plumbing, water/sewer line repairs and painting at Crowe's Crossing Shopping Center).

The Partnership's cash distribution to the Limited Partners holding Class A Units was $10.85 per unit for the fiscal year ended December 31, 1997, $12.92 for 1996 and $17.24 for 1995. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the fiscal year ended December 31, 1997, 1996, and 1995. Distributions accrued for the fourth quarter of 1997 were paid in February, 1998.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of",
which is effective  for  fiscal years   beginning  after  December  15,  1996.
SFAS   No.   121 establishes standards for determining when impairment  losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1997, the Partnership's ownership interest in the Paces Pavilion Property, Black Oak Plaza, Crowe's Crossing Shopping Center is 100%, the Peachtree Place Property is 89.95%, Fund I - Fund II Tucker Joint Venture is 55.09% and Fund I, II, II-OW, VI and VII Joint Venture is 24%.

As of December 31, 1997, the Partnership owned interests in the following properties:

Paces Pavilion Property/Fund I
------------------------------

                                     For the Year Ended December 31
                                     ------------------------------

                               1997                   1996                   1995
                               ---------------------  ---------------------  ---------------------
Revenues:
 Rental income                 $ 134,951                $545,149                $545,149
Expenses:
 Depreciation                    251,755                 251,719                 152,651
 Management and
  leasing expenses                 8,652                  32,709                  32,709
Other operating expenses         241,180                  25,815                   4,792
                               ---------                --------                --------
                                 501,587                 310,243                 190,152
                               ---------                --------                --------

Net (loss) income              $(366,636)               $234,906                $354,997
                               =========                ========                ========

Occupied %                          27.8%                    100%                    100%
Partnership Ownership %              100%                    100%                    100%
Cash generated to the
 Partnership                   $       0                $485,204                $540,357

Net income allocated to the
 Partnership                   $(366,636)               $234,906                $354,997

Rental income decreased to $134,951 in 1997, as compared to $545,149 in 1996 and 1995, due to decreased tenant occupancy after HCA vacated the premises effective December 31, 1996. Management and leasing fees decreased in 1997 to $8,652 from $32,709 in 1996 and 1995, due to lowered tenant occupancy. Other operating expenses increased to $241,180 in 1997 over $25,815 in 1996 and $4,792 in 1995, primarily due to accrued common area expenses of approximately $145,000 payable to the Paces Pavilion Condominium Association and other maintenance expenses. HCA was under a triple-net lease and was directly responsible for all expenses. The increase in depreciation expense from 1995 to 1996 and 1997 was due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

As of December 31, 1997, capital improvements and renovations totaling $59,572 have been incurred at Paces Pavilion in preparation for re-leasing the space formerly occupied by HCA. Currently, there are five tenants occupying 27.8% of the premises. Management is actively seeking replacement tenants for the remaining space at Paces Pavilion. Because of the decreased rental income, increased expenses and capital improvements, no cash was generated to the Partnership in 1997.

Rental income is currently being generated through five (5) leaseholders occupying 8,664 square feet.

Real estate taxes were paid by HCA directly during the years of occupancy at the Paces Pavilion Property and are included in the Paces Pavilion Condominium Association monthly fee for 1997.

The Partnership's ownership percentage has remained constant at 100% for the years 1997, 1996, and 1995.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Crowe's Crossing Shopping Center/Fund I
---------------------------------------

                                               For the Year Ended December 31
                                               ------------------------------

                               1997                    1996                     1995
                               --------------------    ---------------------    ---------------------
Revenues:
 Rental income                 $693,334                $679,529                 $712,634
Expenses:
 Depreciation                   417,262                 405,116                  245,967
Management and
  leasing expenses               66,509                  35,074                   40,175
 Other operating expenses       187,504                 280,610                  197,414
                               --------                --------                 --------
                                671,275                 720,800                  483,556
                               --------                --------                 --------

Net income (loss)              $ 22,059                $(41,271)                $229,078
                               ========                ========                 ========

Occupied %                           86%                     89%                      88%
Partnership Ownership %             100%                    100%                     100%

Cash generated to the
 Partnership                   $545,071                $284,270                 $529,574

Net income (loss) allocated
 to the Partnership            $ 22,059                $(41,271)                $229,078

Although occupancy percentage decreased for the year ended December 31, 1997, rental income increased in 1997 compared to 1996 because occupancy for the first three quarters of 1997 was higher than the first three quarters of 1996. Rental income decreased for 1996 as compared to 1995 due primarily to decreased occupancy at the property during the first three quarters of 1996. Depreciation increased in 1997 compared to 1996 due to the full year expense on tenant improvements for tenants acquired in 1996. Depreciation increased for 1997 and 1996 compared to 1995 due to the change in estimated useful lives beginning in the fourth quarter of 1995. Management and leasing expenses increased in 1997 compared to 1996 due to the payment of CAM reimbursements for 1995 and 1996 by Kroger. Management and leasing expenses decreasedin 1996 over 1995 due to decreased rental collections in 1996. Other operating expenses decreased substantially in 1997 compared to 1996 due to the billing of two year's CAM reimbursements to Kroger as noted above. Other operating expenses increased approximately $83,000 in 1996 compared to 1995 due primarily to expenditures for plumbing, painting and water/sewer line repairs. Net income increased approximately $63,000 in 1997 from 1996 for the reasons stated above, and decreased from $229,078 in 1995 to a loss of $41,271 in 1996 as discussed above. Cash generated to the Partnership increased in 1997 compared to 1996 due primarily to the increase in rental income in 1997 and decreases in operating expenses and capital expenditures.

Real estate taxes were $84,973 in 1997, $83,860 in 1996 and 1995.
The Partnership's ownership percentage has remained constant at 100% for the years 1997, 1996, and 1995.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Black Oak Plaza/Fund I
----------------------

                                             For the Year Ended December 31
                                             ------------------------------
                             1997                       1996                    1995
                             ---------------------      ---------------------   ---------------------
Revenues:
 Rental income               $447,027                   $416,114                $424,258

Expenses:
 Depreciation                 254,009                    235,326                 165,247
Management and
  leasing expenses             39,040                     34,132                  35,863
 Other operating expenses     161,635                    173,225                 184,738
                             --------                   --------                --------
                              454,684                    442,683                 385,848
                             --------                   --------                --------

Net (loss) income            $ (7,657)                  $(26,569)               $ 38,410
                             ========                   ========                ========

Occupied %                         78%                        74%                     77%
Partnership Ownership %           100%                       100%                    100%
Cash generated to the
 Partnership                 $187,385                   $ 95,893                $197,499

Net loss allocated
 to the Partnership          $ (7,657)                  $(26,569)               $ 38,410

Rental income increased in 1997 to $447,027 compared to $416,114 in 1996 and decreased from $424,258 in 1995 to $416,114 in 1996, due to fluctuations in tenant occupancy at the property. Depreciation increased in 1997 compared to 1996 due to additional building and landscaping improvements, as well as, tenant improvements for two new tenants. Depreciation increased in 1997 and 1996 compared to 1995, due to the change in useful lives of buildings and improvements which became effective in the fourth quarter of 1995. Management and leasing fees increased in 1997 compared to 1996, due to the increase in rents received in 1997. The decrease in management and leasing expenses in 1996 compared to 1995 was due to a decrease of approximately $35,000 in actual rents received in 1996.

Operating expenses in 1997 decreased as compared to 1996, due primarily to increased tenant reimbursements. Although operating expenses in 1996 were lower than in 1995, total expenses increased in 1996 compared to 1995, due to the retirement of tenant improvements of $37,000 in 1995 compared to $11,000 in 1996 and the increase in depreciation expense. Net loss at the property decreased approximately $19,000 in 1997 compared to 1996, due to the increased rental income which was partially offset by the increase of approximately $12,000 in operating expenses in 1997. Net income of the property decreased by approximately $65,000 in 1996 compared to 1995, due primarily to increased depreciation expense and decreased rental income previously discussed. Cash generated to the Partnership increased in 1997 compared to 1996, due primarily to the increase in rental income, and the decrease in operating expenses and capital expenditures.

Real estate taxes were $40,634 for 1997, and $41,655 for 1996 and 1995.

The Partnership's ownership percentage remained constant at 100% for the years 1997, 1996 and 1995.

For comments on the general competitive conditions to which the property maybe subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Peachtree Place/Fund I and Wells & Associates, Inc. Joint Venture
-----------------------------------------------------------------

                                                 For the Year Ended December 31
                               -------------------------------------------------------------------
                                       1997                   1996                   1995
                               ---------------------  ---------------------  ---------------------
Revenues:
 Rental income               $273,804                 $276,345                  $234,903
 Interest income                   22                       30                       665
                             --------                 --------                  --------
                              273,826                  276,375                   235,568
Expenses:
 Depreciation                $ 87,057                   86,303                    51,680
 Management and
  leasing expenses             22,931                   15,265                    20,782
 Other operating expenses     127,686                  133,398                   156,396
                             --------                 --------                  --------
                              237,674                  234,966                   228,858
                             --------                 --------                  --------

Net income                   $ 36,152                 $ 41,409                  $  6,710
                             ========                 ========                  ========

Occupied %                      95.34%                  100.00%                   100.00%
Partnership Ownership %         89.95%                   89.95%                    89.95%
Cash distribution to the
 Partnership                 $128,771                 $112,719                  $ 47,488

Net income allocated to
 the Partnership             $ 32,518                 $ 37,247                  $  5,994

Rental income decreased slightly for the year ended December 31, 1997, as compared to the same period for 1996, due to a small percentage of unoccupied space. The increase in depreciation expense in 1997 and 1996 was due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". The increase in management and leasing expenses were due primarily to leasing commissions paid in 1997 in order to obtain new tenants and renew existing leases. The decrease in operating expenses in 1997 as compared to 1996 was due primarily to lower repairs and maintenance costs and a decrease in utilities. Net income decreased in 1997 as compared to net income in 1996, due to the increase in expenses and decrease in rental income. Cash distributions increased in 1997 as compared to 1996 as a result of decreased operating expenses.

Real estate taxes were $15,650 for 1997, $16,331 for 1996, and $16,831 for 1995.

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

Tucker Property/Fund I - Fund II  Tucker Joint Venture
------------------------------------------------------

                                           For the Year Ended December 31
                                           ------------------------------

                                       1997                   1996                   1995
                               ---------------------  ---------------------  ---------------------
Revenues:
 Rental income                    $1,077,916            $1,065,598              $1,227,116
 Interest income                       1,159                   624                   2,599
                                  ----------            ----------              ----------
                                   1,079,075             1,066,222               1,229,715
Expenses:
 Depreciation                        419,928               419,137                 277,862
(Gain) Loss on
  Real Estate Assets                 (45,943)               61,985                       0
 Management and
  leasing expenses                   122,452               118,542                 135,517
Other operating expenses             532,859               501,724                 563,049
                                     -------               -------                 -------
                                   1,029,296             1,101,388                 976,428
                                  ----------            ----------              ----------

Net income (loss)                 $   49,779            $  (35,166)             $  253,287
                                  ==========            ==========              ==========

Occupied %                             84.83%                77.00%                  83.00%
Partnership Ownership %                55.09%                55.09%                  55.09%
Cash distribution to the
 Partnership                      $  205,024            $  290,352              $  367,070

Net income (loss) allocated to
 the Partnership                  $   27,423            $  (19,373)             $  139,535

Rental income increased in 1997 compared to 1996 due primarily to increased tenant occupancy at the property. A decrease in occupancy accounted for the decrease in rental income from 1995 to 1996. In 1997, a loss on retirement of assets of $58,952 was offset by insurance reimbursements of $104,895 for fire damage which occurred in 1996 and wind storm damage in 1997. Operating expenses increased in 1997 compared to 1996 due primarily to increase in heating and air conditioning repairs, painting expense and maintenance. The increase in depreciation expenses in 1997 and 1996 compared to 1995 was the result of the change in estimated useful lives of buildings and improvements as previously discussed under the "General Section of Results of Operations and Changes in Financial Conditions."

Net income increased in 1997 compared to 1996 due primarily to increased rental income and the reimbursement discussed above. Net income decreased in 1996 compared to 1995 due to increased depreciation and operating expenses, as discussed above.

The property was 85% leased as of December 31, 1997, as compared to 77% as of December 31, 1996, and 83% as of December 31, 1995. Real estate taxes were $108,836 in 1997, $111,947 in 1996, and $127,484 for 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Cherokee Commons Shopping Center/Fund I, II, II-OW, VI and VII Joint Venture
----------------------------------------------------------------------------

                                           For the Year Ended December 31
                                           ------------------------------

                                       1997                   1996                   1995
                               ---------------------  ---------------------  ---------------------
Revenues:
 Rental income                 $880,652                $890,951                 $778,204
 Interest income                     67                      73                      180
                               --------                --------                 --------
                                880,719                 891,024                  778,384
Expenses:
 Depreciation                   440,882                 429,419                  277,099
 Management and
  leasing expenses               78,046                  48,882                   36,303
 Other operating expenses       138,294                 180,841                  115,885
                               --------                --------                 --------
                                657,222                 659,142                  429,287
                               --------                --------                 --------

Net income                     $223,497                $231,882                 $349,097
                               ========                ========                 ========

Occupied %                        94.41%                  93.00%                   94.00%
Partnership Ownership %           24.00%                  24.00%                   24.00%

Cash distributed to the
 Partnership                   $160,881                $189,008                 $126,697

Net income allocated to the
 Partnership                   $ 53,691                $ 55,705                 $ 95,490

Rental income decreased in 1997 compared to 1996 due to decreased occupancy at the property for the first three quarters of 1997. Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994 but not billed until September, 1995. The increase in occupancy in 1997 is due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to$138,294 in 1997 from $180,841 in 1996, and increased from $115,885 in 1995. The decrease in operating expenses in 1997 as compared to 1996 is due to timing differences in billing of common area maintenance charges and property taxes which was partially offset by increases in plumbing repairs and contract labor expenses. The increase in operating expenses from 1995 to 1996 is due primarily to repairs and maintenance (roof repairs, painting and tenant finish) and general and administrative expenses. The increase in depreciation expenses for 1997 and 1996 as compared to 1995 was the result of the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed. Net income of the property decreased to $223,497 in 1997 and decreased to $231,882 in 1996 from $349,097 in 1995, due to the reasons discussed above.

Real estate taxes were $67,259 for 1997, $63,696 for 1996, and $63,694 for 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional informat ion on the property, tenants, etc., see Item 2, Properties, page 3.



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

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning, and operating income-producing real property and has invested all of its funds available for investment, it is unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership's net cash provided by operating activities decreased to $872,851 in 1997 as compared to $1,083,576 in 1996 and $1,325,789 for 1995 primarily due to decreased net income.

The decrease in equity income of joint ventures in 1997 as compared to 1996 was due to a write-off of assets returning tenant suites to white-shell in
preparation for new tenants.   The decrease in equity income of joint ventures
in 1996 as compared to 1995 was a result of the increased depreciation expense from the change of estimated useful lives of buildings and improvements as previously discussed, which became effective in the fourth quarter of 1995.

Net cash provided by investing activities increased to $239,519 in 1997 from $217,741 in 1996, due to decreased building and tenant improvements partially offset by decreased distributions from joint ventures and decreased to $217,741 in 1996 as compared to $341,580 in 1995 due to increased building and tenant improvements in 1996. Net cash used in financing activities decreased to $1,188,347 in 1997 as compared to $1,420,927 in 1996 and $1,738,748 in 1995 due to decreased distributions to partners due to decreased rental income and increased property expenses. As a result, cash and cash equivalents decreased to $128,199 in 1997 as compared to $204,176 in 1996 and $323,786 in 1995.

The Partnership's distributions paid and payable through the fourth quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flow.

The tenant improvement requirements necessary to release the Paces Pavilion Building are not known at this time and the Partnership intends to fund these improvements, if any, from cash flow from operations which will result in lower distributions to partners.

The Partnership is unaware of any other demands, commitments, events, or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

INFLATION
----------
Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------- -------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------  -------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART III


ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP
----------  -----------------------------------

Wells Capital, Inc.  Wells Capital, Inc. ("Capital") is a Georgia corporation
-------------------
formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.



(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
----------  -----------------------------------------------

No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 1997 from the Partnership or with respect to the Partnership's interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interests in properties owned through joint ventures, as of December 31, 1997, deferred cash compensation of approximately $2,088,726 of which $1,525,320 was accrued at the Partnership level and the remainder at the joint venture level, was due to the General Partners and their affiliates, of which $193,456 was accrued for fiscal year 1997.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
----------  ----------------------------------------------------
            MANAGEMENT
            ----------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

          (1)                      (2)                       (3)                         (4)
                           Name and Address of        Amount and Nature of
    Title of Class           Beneficial Owner         Beneficial Ownership         Percent of Class
-----------------------  ------------------------     --------------------     ------------------------

     Class A Units          Leo F. Wells, III       116 Units (IRA, 401 (k)          Less than 1%
                                                    and Profit Sharing)
     Class B Units          Leo F. Wells, III       167 Units  (401 (k) and          Less than 1%
                                                    Profit Sharing)
     Class A Units          Leo F. Wells, III       151 Units (outright)             Less than 1%


No arrangements exist which would, upon implementation, result in a change in control of the Partnership.



(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------  ----------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS
-------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no partnership cash flow or net sale proceeds during 1997.


PROPERTY MANAGEMENT AND LEASING FEES
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership's interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of December 31, 1997, deferred property management and leasing fees totaling $2,088,726 were due to Wells Management Company, Inc., of which $193,456 was accrued for fiscal year 1997.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1997, no real estate commissions were paid to the General Partners or their affiliates.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------- ----------------------------------------------------
          ON FORM 8-K
          -----------


(a)1. The Financial Statements are contained on pages F-2 through F-24 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.  Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a)2 above.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17h day of March, 1998.

                              WELLS REAL ESTATE FUND I
                              (Registrant)



                              By:   /s/Leo F. Wells, III
                                    --------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                                       Title
--------------------------------  ---------------------------------




/s/Leo F. Wells, III                  Individual General Partner,              March 17, 1998
--------------------------------      President and Sole Director of
Leo F. Wells, III                     Wells Capital, Inc., the
                                      Corporate General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


FINANCIAL STATEMENTS
--------------------


Financial Statements                                   PAGE
-----------------------------------------------------  ----

Independent Auditors' Report                           F2

Balance Sheets as of December 31, 1997 and 1996        F3

Statements of  (Loss) Income for the Years ended
     December 31, 1997, 1996, and 1995                 F4

Statements of Partners' Capital for the Years Ended
     December 31, 1997, 1996, and 1995                 F5

Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996, and 1995                 F6

Notes to Financial Statements for
     December 31, 1997, 1996, and 1995                 F7




           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund I and Subsidiary:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE FUND I (a Georgia public limited partnership) AND SUBSIDIARY as of December 31, 1997 and 1996 and the related consolidated statements of (loss) income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the securities and exchange commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         /s/ Arthur Andersen LLP
                                                         -----------------------

Atlanta, Georgia
January 9, 1998

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                                                       1997               1996
                                                                                                    ----------        -----------
REAL ESTATE ASSETS, at cost:
 Land                                                                                              $ 2,894,193        $ 2,894,193
 Building and improvements, less accumulated depreciation of $6,354,204 and $5,369,635 at
  December 31, 1997 and 1996, respectively                                                          13,279,260         14,176,266
                                                                                                    ----------         ----------
      Total real estate assets                                                                      16,173,453         17,070,459

INVESTMENT IN JOINT VENTURES                                                                         6,833,129          7,117,920

CASH AND CASH EQUIVALENTS                                                                              128,199            204,176

DUE FROM AFFILIATES                                                                                     64,469            111,552

ACCOUNTS RECEIVABLE                                                                                    293,644            363,662

DEFERRED LEASE ACQUISITION COSTS                                                                        46,378             35,808

PREPAID EXPENSES AND OTHER ASSETS                                                                       54,294             65,309
                                                                                                   -----------        -----------
      Total assets                                                                                 $23,593,566        $24,968,886
                                                                                                   ===========        ===========

                                                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                                                             $   138,088        $   131,340
 Due to affiliate                                                                                    1,531,215          1,412,572
 Refundable security deposits                                                                           55,808             62,876
 Partnership distributions payable                                                                     179,270            285,687
 Minority interest                                                                                     117,931            128,619
                                                                                                     ---------          ---------
      Total liabilities                                                                              2,022,312          2,021,094
                                                                                                     ---------          ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                                                                          21,571,254         21,583,091
   Class B                                                                                                   0          1,364,701
                                                                                                   -----------        -----------
      Total partners' capital                                                                       21,571,254         22,947,792
                                                                                                   -----------        -----------
      Total liabilities and partners' capital                                                      $23,593,566        $24,968,886
                                                                                                   ===========        ===========

                        The accompanying notes are an integral part of these consolidated balance sheets.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                       1997              1996              1995
                                                                     -----------       -----------        ----------
REVENUES:
 Rental income                                                       $ 1,549,117       $ 1,917,137        $1,915,403
 Equity in income of joint ventures                                       81,114            36,332           235,025
 Interest income                                                          13,712            14,274            19,104
                                                                     -----------       -----------        ----------
                                                                       1,643,943         1,967,743         2,169,532
                                                                     -----------       -----------        ----------
EXPENSES:
 Depreciation                                                          1,010,084           978,463           615,546
 Operating costs, net of reimbursements                                  413,522           443,441           356,647
 Partnership administration                                              118,909           143,214           155,814
 Management and leasing fees                                             124,686           107,785           118,021
 Legal and accounting                                                     85,683            97,231            59,072
 Lease acquisition costs                                                  20,075            42,570            40,352
 Bad debt expense                                                        103,115            21,359            25,045
 Computer costs                                                            9,149            12,422            14,908
 Loss on real estate assets                                               60,391            15,292            37,150
                                                                     -----------       -----------        ----------
                                                                       1,945,614         1,861,777         1,422,555
                                                                     -----------       -----------        ----------
(LOSS) INCOME BEFORE MINORITY INTEREST                                  (301,671)          105,966           746,977

MINORITY INTEREST                                                         (3,625)           (4,162)             (715)
                                                                     -----------       -----------        ----------
NET (LOSS) INCOME                                                    $  (305,296)      $   101,804        $  746,262
                                                                     ===========       ===========        ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                     $ 1,059,405       $ 1,416,538        $1,657,310
                                                                     ===========       ===========        ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                       $(1,364,701)      $(1,314,734)       $ (911,048)
                                                                     ===========       ===========        ==========
NET INCOME PER CLASS A LIMITED PARTNER UNIT                               $10.73            $14.35            $16.79
                                                                     ===========       ===========        ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                                $(32.06)          $(30.89)          $(21.40)
                                                                     ===========       ===========        ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                        $10.85            $12.92            $17.24
                                                                     ===========       ===========       ===========



 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                     LIMITED PARTNERS                                    TOTAL
                                       ------------------------------------------------
                                              CLASS A               CLASS B                 GENERAL     PARTNERS'
                                       ------------------------  ----------------------
                                        UNITS          AMOUNT         UNITS      AMOUNT     PARTNERS    CAPITAL


BALANCE, DECEMBER 31, 1994              98,716         $21,487,254    42,568  $ 3,590,483       $0  $25,077,737

 Net income (loss)                                       1,657,310         0     (911,048)       0      746,262
 Partnership distributions                   0          (1,702,149)        0            0        0   (1,702,149)
                                       -------          ----------     ------    ---------    -----  -----------
BALANCE, DECEMBER 31, 1995              98,716          21,442,415    42,568    2,679,435        0   24,121,850


 Net income (loss)                           0           1,416,538         0   (1,314,734)        0     101,804
 Partnership distributions                   0          (1,275,862)        0            0         0  (1,275,862)
                                       -------          ----------    ------    ---------     -----  ----------
BALANCE, DECEMBER 31, 1996              98,716          21,583,091    42,568    1,364,701         0  22,947,792

 Net income (loss)                           0           1,059,405         0   (1,364,701)        0    (305,296)
 Partnership distributions                   0          (1,071,242)        0            0         0  (1,071,242)
                                       -------          ----------    ------    ---------     -----  ----------
BALANCE, DECEMBER 31, 1997              98,716         $21,571,254    42,568  $         0        $0 $21,571,254
                                       =======          ==========    ======    =========     =====  ==========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                           1997              1996               1995
                                                                      -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                    $  (305,296)       $   101,804        $   746,262
                                                                      -----------        -----------        -----------
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
     Equity in income of joint ventures                                   (81,114)           (36,332)          (235,025)
     Depreciation                                                       1,010,084            978,463            615,546
     Loss on real estate assets                                            60,391             15,292             37,150
     Changes in assets and liabilities:
       Accounts receivable                                                 70,018           (145,526)            89,742
       Deferred lease acquisition costs                                   (10,570)           (20,844)             4,979
       Prepaid expenses and other assets                                   11,015            (11,030)             4,051
       Accounts payable, accrued expenses, and refundable
        security deposits                                                    (320)            56,329              4,930
        Due to affiliate                                                  118,643            145,420             58,154
                                                                      -----------        -----------        -----------
           Total adjustments                                            1,178,147            981,772            579,527
                                                                      -----------        -----------        -----------
           Net cash provided by operating activities
                                                                          872,851          1,083,576          1,325,789
                                                                      -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate                                               (173,469)          (275,066)          (153,423)
 Distributions received from joint ventures                               412,988            492,807            495,003
                                                                      -----------        -----------        -----------
       Net cash provided by investing activities                          239,519            217,741            341,580
                                                                      -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                   (1,177,659)        (1,412,495)        (1,734,040)
 Minority interest                                                          3,625              4,162                715
 Distributions to minority interest                                       (14,313)           (12,594)            (5,423)
                                                                      -----------        -----------        -----------
       Net cash used in financing activities                           (1,188,347)        (1,420,927)        (1,738,748)
                                                                      -----------        -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                          (75,977)          (119,610)           (71,379)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              204,176            323,786            395,165
                                                                      -----------        -----------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $   128,199        $   204,176        $   323,786
                                                                      ===========        ===========        ===========



 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund I (the "Partnership") is a public limited partnership organized on April 26, 1984 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partner. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. As of December 31, 1997, the Partnership owned the following properties directly: (i) the Paces Pavilion Property ("Paces Pavilion"), a medical office building located in Atlanta, Georgia (formerly called the Howell Mill Road Property); (ii) the Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia; (iii) the Black Oak Property, a shopping center located in Knoxville, Tennessee; and (iv) the Peachtree Property ("Wells-Baker"), two commercial office buildings located in Atlanta, Georgia. In addition, through its investment in joint ventures, the Partnership owns interests in the following properties: Heritage Place at Tucker ("Tucker"), a retail shopping and commercial office complex located in Tucker, Georgia, and the Cherokee Commons Shopping Center ("Cherokee Commons"), a shopping center located in Cherokee County, Georgia.

   BASIS OF PRESENTATION

   The financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at December 31, 1997 and 1996. All significant intercompany balances have been eliminated in consolidation.

   MINORITY INTEREST

   Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At December 31, 1997 and 1996, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   One significant tenant at Paces Pavilion represented 100% of rental income of the Partnership for the years ended December 31, 1996 and 1995, respectively, of which approximately 25% was received from sublessees. This tenant vacated the property effective December 31, 1996 and the property is currently only 28% occupied. The Partnership is actively seeking replacement tenants for occupancy of the remainder of the space at Paces Pavilion; however, in the event that replacement tenants require significant tenant improvements and renovations to the space to be leased, it is anticipated that such amounts may be funded from cash distributions of the Partnership which would otherwise have been distributed to the Limited Partners. In such event, cash distributions to Limited Partners holding Class A Units may be reduced or suspended pending funding of amounts required for any such tenant improvements or renovations. As of January 9, 1998, the Partnership has not been successful in re-leasing a substantial portion of Paces Pavilion.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTION OF NET CASH FROM OPERATIONS

   Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 9% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received a 9% per annum return on their adjusted capital contributions, as defined. Any remaining cash available for distribution is split between the limited partners and the general partners on a basis of 90% and 10%, respectively.

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

        . To all the general partners until they have received 100% of their capital contributions, as defined

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

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Partnership and the entities in which it holds a joint venture interest adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1997.

   Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective October 1, 1995, the Partnership and its affiliated joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership directly, and through its ownership interest in joint ventures, of increasing depreciation expense approximately $155,900 in the fourth quarter of 1995 and $628,032, and $669,447 in the years ended December 31, 1996 and 1997, respectively.

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

   CASH AND CASH EQUIVALENTS

   For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

   PER UNIT DATA

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1997, 1996, and 1995 is computed based on the number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed for the fourth quarters of 1997 and 1996, as follows:

                                                                          1997           1996
                                                                        --------       --------
Fund I and II Tucker                                                     $15,149       $ 66,754
Fund I, II, II-OW, VI, and VII Associates--Cherokee
                                                                          49,320         44,798
                                                                        --------       --------
                                                                         $64,469       $111,552
                                                                        ========       ========

   The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, for the years ended December 31, 1997, 1996, and 1995 of $147,282, $111,371, and $217,562,
   respectively, which were paid to Wells Management. Wells Management has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interest in properties owned through joint ventures. As of December 31, 1997 and 1996, this deferral totaled $1,525,320 and $1,412,572, respectively, and is included in due to affiliate in the accompanying balance sheets.

   The Company performs certain administrative services for the Partnership, such as accounting and other Partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners for other Wells Real Estate Funds, may be in competition with the Partnership for tenants in similar geographic markets.

 3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                                             1997                           1996
                                                     ----------------------         -------------------------
                                                        AMOUNT         PERCENT         AMOUNT         PERCENT
                                                      ----------       -------       ----------       -------
Fund I and II Tucker                                  $4,969,956           55%       $5,147,557           55%
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                                  1,863,173           24         1,970,363           24
                                                      ----------       -------       ----------       -------

                                                      $6,833,129                     $7,117,920
                                                      ==========                     ==========


   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1997 and 1996:

                                                                               1997              1996
                                                                            ----------       -----------
Investment in joint ventures, beginning of year                             $7,117,920        $7,560,948
Equity in income of joint ventures                                              81,114            36,332
Distributions from joint ventures                                             (365,905)         (479,360)
                                                                            ----------       -----------
Investment in joint ventures, end of year                                   $6,833,129        $7,117,920
                                                                            ==========       ===========

   FUND I AND II TUCKER


   Tucker and Cherokee Commons were previously held in a joint venture between the Partnership and Fund II and II-OW, a Georgia joint venture having Wells

   Real Estate Fund II and Wells Real Estate Fund II-OW as joint partners. The joint ventures were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Tucker-Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of the Partnership and Fund II and II-OW in each individual property remained unchanged.

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

   In 1996, one of the tenants in Tucker experienced a fire. In 1996, Fund I and II Tucker received an initial insurance settlement of $143,944 for damages to the building. The loss on real estate assets of $61,985 is included in the accompanying statements of income (loss). In 1997, $104,895 was received as an insurance settlement for the fire damages discussed above and storm damages that occurred in 1997. In addition, a loss from the retirement of real estate assets of $58,952 was incurred. The resulting net gain on real estate assets of $45,943 is included in the accompanying statements of income (loss).

   Following are the financial statements for Fund I and II Tucker:

                              FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                             1997              1996
                                                                           ----------       -----------
Real estate assets, AT COST:
 Land                                                                      $3,260,887       $ 3,260,887
 Building and improvements, less accumulated depreciation of
  $2,473,553 in 1997 and $2,066,844 in 1996
                                                                            6,364,031         6,496,361
                                                                           ----------       -----------
        Total real estate assets                                            9,624,918         9,757,248
Cash and cash equivalents                                                      12,684           223,277
Accounts receivable                                                            79,715            74,471
Prepaid expenses and other assets                                             104,596            49,980
                                                                           ----------       -----------
       Total assets                                                        $9,821,913       $10,104,976
                                                                           ==========       ===========

                                  Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                     $   74,018       $    42,187
 Partnership distributions payable                                             16,060           110,880
 Due to affiliates                                                            481,228           422,793
                                                                           ----------       -----------
       Total liabilities                                                      571,306           575,860
                                                                           ----------       -----------
Partners' capital:
 Wells Real Estate Fund I                                                   4,969,956         5,147,557
 Fund II and II-OW                                                          4,280,651         4,381,559
                                                                           ----------       -----------
       Total partners' capital                                              9,250,607         9,529,116
                                                                           ----------       -----------
       Total liabilities and partners' capital                             $9,821,913       $10,104,976
                                                                           ==========       ===========


                                                       FUND I AND II TUCKER

                                                     (A GEORGIA JOINT VENTURE)

                                                    STATEMENTS OF INCOME (LOSS)

                                       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                               1997              1996             1995
                                                           -----------        ----------        ----------
Revenues:
   Rental Income                                            $1,077,916       $1,065,598          $1,227,116
   Interest Income                                               1,159              624               2,599
                                                           -----------       ----------          ----------
                                                             1,079,075        1,066,222           1,229,715
                                                           -----------       ----------          ----------
Expenses:
   Operating costs, net reimbursements                         496,258          463,229             517,011
   Depreciation                                                419,928          419,137             277,862
   Management and leasing fees                                  79,524           65,100              73,410
   (Gain) loss on real estate assets                           (45,943)          61,985                   0
   Lease acquisition costs                                      42,928           53,422              62,107
   Property administration                                      28,665           30,724              32,740
   Legal and accounting                                          7,936            4,386               9,477
   Computer costs                                                    0            3,385               3,821
                                                            ----------      -----------          ----------
                                                             1,029,296        1,101,388             976,428
                                                            ----------      -----------          ----------
Net income (loss)                                           $   49,779       $  (35,166)         $  253,287
                                                            ==========      ===========          ==========
Net income (loss) allocated to Wells Real Estate
   Fund I                                                   $   27,423       $  (19,373)         $  139,535
                                                            ----------       ----------          ----------
Net income (loss) allocated to Fund II and II-OW            $   22,356       $  (15,793)         $  113,752
                                                            ==========       ==========          ==========


                              FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                            WELLS REAL         FUND II             TOTAL
                                                              ESTATE             AND             PARTNERS'
                                                              FUND I            II-OW             CAPITAL
                                                            ----------        ----------        -----------
Balance, December 31, 1994                                  $5,684,817        $4,728,351        $10,413,168
 Net income                                                    139,535           113,752            253,287
 Partnership distributions                                    (367,070)         (250,278)          (617,348)
                                                            ----------        ----------        -----------
Balance, December 31, 1995                                   5,457,282         4,591,825         10,049,107
 Net loss                                                      (19,373)          (15,793)           (35,166)
 Partnership distributions                                    (290,352)         (194,473)          (484,825)
                                                            ----------        ----------        -----------
Balance, December 31, 1996                                   5,147,557         4,381,559          9,529,116
 Net income                                                     27,423            22,356             49,779
 Partnership distributions                                    (205,024)         (123,264)          (328,288)
                                                            ----------        ----------        -----------
Balance, December 31, 1997                                  $4,969,956        $4,280,651        $ 9,250,607
                                                            ==========        ==========        ===========

                             FUNDS I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                     1997             1996            1995
                                                                 ----------       ---------        ---------
Cash flows from operating activities:
 Net income (loss)                                                $  49,779       $ (35,166)       $ 253,287
                                                                 ----------       ---------        ---------
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation                                                   419,928         419,137          277,862
     (Gain) loss on real estate assets                              (45,943)         61,985                0
     Changes in assets and liabilities:
       Accounts receivable                                           (5,244)         24,751           36,144
       Prepaid expenses and other assets                            (54,616)          5,052            8,250
       Accounts payable and accrued expenses                         31,831         (13,972)            (157)
       Due to affiliates                                             58,435          46,643           52,876
                                                                 ----------       ---------        ---------
         Total adjustments                                          404,391         543,596          374,975
                                                                 ----------       ---------        ---------
           Net cash provided by operating activities                454,170         508,430          628,262
                                                                 ----------       ---------        ---------
Cash flows from investing activities:
 Investment in real estate                                         (346,550)        (63,491)          (9,699)
 Insurance proceeds                                                 104,895         143,944                0
                                                                 ----------       ---------        ---------
         Net cash (used in) provided by investing
          activities                                               (241,655)         80,453           (9,699)
                                                                 ----------       ---------        ---------

Cash flows from financing activities:
 Distributions to joint venture partners                           (423,108)       (505,628)        (638,581)
                                                                 ----------       ---------        ---------
Net (decrease) increase in cash and cash equivalents               (210,593)         83,255          (20,018)
Cash and cash equivalents, beginning of year                        223,277         140,022          160,040
                                                                 ----------       ---------        ---------
Cash and cash equivalents, end of year                            $  12,684       $ 223,277        $ 140,022
                                                                 ----------       ---------        ---------
                                                                 ----------       ---------        ---------


   Fund I, II, II-OW, VI, and VII Associates--Cherokee


   On August 1, 1995, Cherokee Commons was transferred to a new joint venture between the Partnership, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, I, II, II-OW, VI, and VII Associates--Cherokee was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Percentage ownership interests in the joint venture were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. The Partnership's ownership interest in Cherokee Commons changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee Commons was used to fund an expansion of the property for an existing tenant.

   Following are the financial statements for Fund I, II, II-OW, VI, and VII
   Associates--Cherokee:

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets


                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,219,704       $1,219,704
 Building and improvements, less accumulated depreciation of
  $2,273,149 in 1997 and $1,847,476 in 1996                                  6,939,884        7,329,974
                                                                            ----------       ----------
        Total real estate assets                                             8,159,588        8,549,678
Cash and cash equivalents                                                      153,159           71,346
Accounts receivable                                                             92,516           93,902
Prepaid expenses and other assets                                               99,869           78,527
                                                                            ----------       ----------
       Total assets                                                         $8,505,132       $8,793,453
                                                                            ==========       ==========

                               Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $   36,851       $   23,130
 Partnership distributions payable                                             194,123          112,817
 Due to affiliates                                                              93,940           78,375
                                                                            ----------       ----------
       Total liabilities                                                       324,914          214,322
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund I                                                    1,863,173        1,970,363
 Fund II and II-OW                                                           4,536,781        4,746,274
 Wells Real Estate Fund VI                                                     891,482          932,597
 Wells Real Estate Fund VII                                                    888,782          929,897
                                                                            ----------       ----------
       Total partners' capital                                               8,180,218        8,579,131
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $8,505,132       $8,793,453
                                                                            ==========       ==========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                  1997      1996      1995
                                                               --------   --------  --------
Revenues:
 Rental income                                                 $880,652   $890,951  $778,204
 Interest income                                                     67         73       180
                                                               --------   --------  --------
                                                                880,719    891,024   778,384
                                                               --------   --------  --------
Expenses:
 Depreciation                                                   440,882    429,419   277,099
 Operating costs, net of reimbursements                          70,017    126,367    51,663
 Property administration                                         26,260     42,868    39,316
 Management and leasing fees                                     64,807     35,598    29,015
 Lease acquisition costs                                         13,239     13,284     7,288
 Legal and accounting                                             9,385      8,362    20,273
 Computer costs                                                       0      3,244     4,633
 Loss on real estate assets                                      32,632          0         0
                                                               --------   --------  --------
                                                                657,222    659,142   429,287
                                                               --------   --------  --------
Net income                                                     $223,497   $231,882  $349,097
                                                               ========   ========  ========
Net income allocated to Wells Real Estate Fund I               $ 53,691   $ 55,705  $ 95,490
                                                               ========   ========  ========
Net income allocated to Fund II and II-OW                      $121,942   $126,517  $216,845
                                                               ========   ========  ========
Net income allocated to Wells Real Estate Fund VI              $ 23,932   $ 24,830  $ 18,381
                                                               ========   ========  ========
Net income allocated to Wells Real Estate Fund VII             $ 23,932   $ 24,830  $ 18,381
                                                               ========   ========  ========


               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                WELLS REAL     FUND II    WELLS REAL   WELLS REAL      TOTAL
                                                  ESTATE         AND        ESTATE       ESTATE      PARTNERS'
                                                  FUND I        II-OW       FUND VI     FUND VII      CAPITAL
                                                ----------   ----------     --------    ---------   ----------

Balance, December 31, 1994                      $2,140,194   $5,081,851     $      0     $      0   $7,222,045
 Net income                                         95,490      216,845       18,381       18,381      349,097
 Partnership contributions                               0            0      997,965      995,266    1,993,231
 Partnership distributions                        (126,697)    (269,900)     (36,069)     (36,070)    (468,736)
 Other                                              (5,321)           0            0            0       (5,321)
                                                ----------   ----------     --------    ---------   ----------
Balance, December 31, 1995                       2,103,666    5,028,796      980,277      977,577    9,090,316
 Net income                                         55,705      126,517       24,830       24,830      231,882
 Partnership distributions                        (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                                                ----------   ----------     --------    ---------   ----------
Balance, December 31, 1996                       1,970,363    4,746,274      932,597      929,897    8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ----------   ----------     --------    ---------   ----------
Balance, December 31, 1997                      $1,863,173   $4,536,781     $891,482     $888,782   $8,180,218
                                                ==========   ==========     ========    =========   ==========

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                     1997             1996            1995
                                                                 ----------       ---------        ---------
Cash flows from operating activities:
 Net income                                                       $ 223,497       $ 231,882        $ 349,097
                                                                 ----------       ---------        ---------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                   440,882         429,419          277,099
     Loss on real estate assets                                      32,632               0                0
     Changes in assets and liabilities:
       Accounts receivable                                            1,386          43,062            7,111
       Prepaid expenses and other assets                            (21,342)         14,106          (42,937)
       Accounts payable and accrued expenses                         13,721          (4,624)        (279,529)
       Due to affiliates                                             15,565           9,613            9,909
                                                                 ----------       ---------        ---------
         Total adjustments                                          482,844         491,576          (28,347)
                                                                 ----------       ---------        ---------

         Net cash provided by operating activities                  706,341         723,458          320,750
                                                                 ----------       ---------        ---------
Cash flows from investing activities:
 Investment in real estate                                          (83,424)        (28,231)      (1,869,138)
                                                                 ----------       ---------        ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                0               0        2,100,403
 Distributions to joint venture partners                           (541,404)       (834,237)        (376,011)
                                                                 ----------       ---------        ---------
         Net cash (used in) provided by financing
          activities                                               (541,404)       (834,237)       1,724,392
                                                                 ----------       ---------        ---------

Net increase (decrease) in cash and cash equivalents                 81,813        (139,010)         176,004
Cash and cash equivalents, beginning of year                         71,346         210,356           34,352
                                                                 ----------       ---------        ---------

Cash and cash equivalents, end of year                            $ 153,159       $  71,346        $ 210,356
                                                                 ==========       =========        =========

Supplemental disclosure of noncash investing activities
  activities:
        Deferred project costs applied by partners                $       0       $       0        $  85,637
                                                                 ==========       =========        =========


 4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997, 1996, and 1995 is calculated as follows:

                                                                           1997              1996             1995
                                                                         ---------         --------       ----------
Financial statement net (loss) income                                    $(305,296)        $101,804       $  746,262
Increase (decrease) in net (loss) income resulting from:
   Depreciation expense for financial reporting purposes in
    excess of amounts for income tax purposes                              669,447          628,032          155,900

                                                                                 0                0           10,491
   Joint venture change in ownership
   Expenses deductible when paid for income tax purposes, accrued
    for financial reporting purposes                                       164,719          161,851          222,622

   Rental income accrued for financial reporting purposes in
    excess of amounts for income tax purposes                               13,613            6,402           72,775

   Amortization of lease acquisition costs                                       0           12,267           (4,266)
   Meals and entertainment                                                   1,491                0                0
   Reversal of prior year property taxes                                   (10,559)               0                0
                                                                         ---------         --------       ----------
Income tax basis net income                                              $ 533,415         $910,356       $1,203,784
                                                                         =========         ========       ==========

   The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:

                                                                      1997                1996                1995
                                                                   -----------         -----------         -----------
Financial statement partners' capital                              $21,571,254         $22,947,792         $24,121,850
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                     1,453,379             783,932             155,900


   Joint venture change in ownership                                    14,293              14,293              10,491
   Accumulated rental income accrued for financial
    reporting purposes in excess of amounts for income tax
    purposes                                                          (187,239)           (200,852)           (207,254)


   Accumulated expenses deductible when paid for income
    tax purposes, accrued for financial reporting purposes           2,099,781           1,935,062           1,773,211


   Accumulated expenses capitalized for income tax
    purposes and expensed for financial reporting
    purposes, net of accumulated amortization                           (2,086)             (2,086)             (2,086)



   Partnership's distributions payable                                 179,270             285,687             422,320
   Other, net                                                          (13,690)              6,035             (11,890)
                                                                   -----------         -----------         -----------
Income tax basis partners' capital                                 $25,114,962         $25,769,863         $26,262,542
                                                                   ===========         ===========         ===========

 5. RENTAL INCOME

   The future minimum rental income due from the Partnership's direct investment in real estate assets or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1997 is as follows:

                 Year ending December 31:
                  1998                                                       $1,712,713
                  1999                                                        1,341,829
                  2000                                                          927,138
                  2001                                                          803,538
                  2002                                                          661,664
                 Thereafter                                                   3,978,816
                                                                             ----------
                                                                             $9,425,698
                                                                             ==========

   One significant tenant contributed approximately 18% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 44% and 20% of future minimum rental income.

   The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1997 is as follows:

                  Year ending December 31:
                   1998                                                     $  857,737
                   1999                                                        629,923
                   2000                                                        385,861
                   2001                                                        298,015
                   2002                                                        221,950
                  Thereafter                                                   152,500
                                                                            ----------
                                                                            $2,545,986
                                                                            ==========

   Three significant tenants will contribute approximately 13%, 11%, and 27% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1997 is as follows:

                  Year ending December 31:
                   1998                                                     $  833,808
                   1999                                                        788,101
                   2000                                                        725,527
                   2001                                                        675,986
                   2002                                                        653,869
                  Thereafter                                                 5,061,423
                                                                            ----------
                                                                            $8,738,714
                                                                            ==========

   One significant tenant contributed approximately 67% of rental income for the year ended December 31, 1997. In addition, one tenant will contribute approximately 89% of future minimum rental income.

 6. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                            WELLS REAL ESTATE FUND I

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                                                           Initial Cost
                                                                     ----------------------        Costs of
                                                                              Buildings and       Capitalized
Description                                        Encumbrances      Land      Improvements      Improvements
-----------                                        ------------      ----      ------------      ------------
PACES PAVILION (A)                                  None        $  515,078    $ 3,158,662         $ 1,790,967

BLACK OAK PLAZA (B)                                 None           727,500      4,151,849           1,026,341

CROWE'S CROSSING (C)                                None         1,317,220      7,617,905             286,584

PEACHTREE PROPERTY (D)                              None           187,087              0           1,748,464

CHEROKEE COMMONS (E)                                None         1,142,663      6,462,837           2,827,237

HERITAGE PLACE AT TUCKER (F)                        None         2,756,378              0           9,342,093
                                                                ----------    -----------         -----------
       Total                                                    $6,645,926    $21,391,253         $17,021,686
                                                                ==========    ===========         ===========



                                        Gross Amount at Which Carried at
                                               December 31, 1997
                              ---------------------------------------------------
                                          Buildings and  Construction               Accumulated     Date of
Description                     Land      Improvements   in Progress     Total      Depreciation  Construction
-----------                   ---------   -----------   -----------  ------------   -----------   ------------

PACES PAVILION (A)           $  501,049   $4,869,955      $ 93,703    $ 5,464,707   $ 1,683,020          1986

BLACK OAK PLAZA (B)             737,770    5,161,920         6,000      5,905,690     1,486,401          1986

CROWE'S CROSSING (C)          1,335,936    7,885,773             0      9,221,709     2,604,749          1986

PEACHTREE PROPERTY (D)          319,438    1,616,113             0      1,935,551       580,034          1986

CHEROKEE COMMONS (E)          1,219,704    9,210,142         2,891     10,432,737     2,273,149          1986

HERITAGE PLACE AT TUCKER (F)  3,260,887    8,557,254       280,330     12,098,471     2,473,553          1987
                             ----------  ------------   -----------   -----------   -----------
       Total                 $7,374,784  $37,301,157      $382,924    $45,058,865   $11,100,906
                             ==========  ===========    ===========   ===========   ===========

                                       Life on Which
                             Date      Depreciation
Description                  Acquired  Is Computed (g)
-----------                  --------  --------------
PACES PAVILION (A)           12/27/85  20 to 25 years

BLACK OAK PLAZA (B)          12/31/86  20 to 25 years

CROWE'S CROSSING (C)         12/31/86  20 to 25 years

PEACHTREE PROPERTY (D)       04/09/85  20 to 25 years

CHEROKEE COMMONS (E)         06/09/87  20 to 25 years

HERITAGE PLACE AT TUCKER (F) 09/04/86  20 to 25 years


(a) Paces Pavilion Property is a medical office building located in Atlanta, Georgia, owned entirely by the Partnership.

(b) Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.

(c) Crowe's Crossing is a retail shopping center located in DeKalb County, Georgia, owned entirely by the Partnership.

(d) Peachtree Property is a commercial office park located in Atlanta, Georgia. It is owned by Wells-Baker.
    The Partnership owned a 90% interest in Wells-Baker at December 31, 1997.

(e) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII
    Associates--Cherokee. The Partnership owned a 24% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December
    31, 1997.

(f) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in
    Tucker, Georgia.  It is owned by Fund I and II--Tucker.  The Partnership owned a 55% interest in Fund I and II--Tucker at
    December 31, 1997.

(g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                          WELLS REAL ESTATE FUND I

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997



                                                 Accumulated
                                    Cost         Depreciation
                                    -----------  ------------
BALANCE AT DECEMBER 31, 1995        $44,570,284    $7,511,448

   1996 ADDITIONS                       366,788     1,827,019
   1996 DEDUCTIONS                     (275,732)      (54,512)
                                    -----------  ------------
BALANCE AT DECEMBER 31, 1996         44,661,340     9,283,955

   1997 ADDITIONS                       599,975     1,867,429
   1997 DEDUCTIONS                     (202,450)      (50,478)
                                    -----------  ------------
BALANCE AT DECEMBER 31, 1997        $45,058,865   $11,100,906
                                    ===========  ============

                                 EXHIBIT INDEX
                                 -------------

                          (Wells Real Estate Fund I)


  The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

                                                              SEQUENTIAL
Exhibit No.              DESCRIPTION OF DOCUMENT              PAGE NUMBER
-------------  --------------------------------------------   -----------

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
               No. 0-14463)

                                                              SEQUENTIAL
EXHIBIT NO.              DESCRIPTION OF DOCUMENT              PAGE NUMBER
-------------  --------------------------------------------   -----------

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

                                                              SEQUENTIAL
EXHIBIT NO.              DESCRIPTION OF DOCUMENT              PAGE NUMBER
-------------  --------------------------------------------   -----------

*10(j)         Agreement of Fund I and Fund II Tucker-        N/A
               Cherokee dated January 1, 1991 (Exhibit
               to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

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