Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND I
filed 1998-05-13
CIK 746259

                     SECURITIES AND EXCHANGE  COMMISSIONS
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended               March 31, 1998                or
                                -------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________________ to _______________________

Commission file number          0-14463
                       -----------------------------------------------------

                           Wells Real Estate Fund I
----------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Georgia                               58-1565512
------------------------------       ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                 30092
----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                   -------------------------


----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ----      ----

                                   Form 10-Q
                                   ---------

                            Wells Real Estate Fund I
                            ------------------------

                                     INDEX
                                     -----



                                                            Page No.
                                                            --------

PART I.   FINANCIAL INFORMATION

            Item 1. Consolidated Balance Sheets -
                    March 31, 1998 and December 31, 1997..........3

                    Consolidated Statements of Income for
                     Three Months Ended
                     March 31, 1998 and 1997......................4

                    Statements of Partners' Capital
                     for the Three months Ended March 31, 1998
                     and the Year Ended December 31, 1997.........5

                    Consolidated Statements of Cash Flows for
                     the Three months Ended March 31, 1998
                     and 1997.....................................6

                    Condensed Notes to Consolidated
                     Financial Statements.........................7

            Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...................................8

PART II.    OTHER INFORMATION....................................16

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                          CONSOLIDATED BALANCE SHEETS

               Assets                             March 31, 1998   December 31, 1997
              --------                            ---------------  -----------------
Real Estate, at cost
 Land                                                $ 2,894,193        $ 2,894,193
  Building and improvements, less
  accumulated depreciation of $ 6,609,209
  in 1998 and $6,354,204 in 1997                      13,052,711         13,279,260
                                                     -----------        -----------

     Total real estate assets                         15,946,904         16,173,453
                                                     -----------        -----------

Investment in joint ventures (Note 2)                  6,762,695          6,833,129
Cash and cash equivalents                                141,649            128,199
Due from affiliates                                      118,975             64,469
Deferred lease acquisition costs                          50,141             46,378
Accounts receivable                                      228,799            293,644
Prepaid expenses and other assets                         62,511             54,294
                                                     -----------        -----------
                                                       7,364,770          7,420,113
                                                     -----------        -----------
      Total assets                                   $23,311,674        $23,593,566
                                                     ===========        ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                    $    82,162        $   138,088
 Due to affiliates                                     1,569,908          1,531,215
 Refundable security deposits                             55,182             55,808
 Partnership distribution payable                            404            179,270
 Minority interest                                       115,518            117,931
                                                     -----------        -----------

     Total liabilities                                 1,823,174          2,022,312
                                                     -----------        -----------

Partners' capital

 Limited partners:
  Class A - 98,716 Units Outstanding                  21,488,500         21,571,254
  Class B - 42,568 Units Outstanding                           0                  0
                                                     -----------        -----------

     Total partners' capital                          21,488,500         21,571,254
                                                     -----------        -----------

       Total liabilities and partners' capital       $23,311,674        $23,593,566
                                                     ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended
                                                               -------------------------------------
                                                               March 31, 1998        March 31, 1997
                                                               ---------------       ---------------
Revenues:
  Rental income                                                      $387,832             $ 380,844
  Interest income                                                       2,321                 2,391
  Equity in income of joint ventures (Note 2)                          44,115                 5,726
                                                                     --------             ---------
                                                                      434,268               388,961
                                                                     --------             ---------
Expenses:
  Management and leasing fees                                          34,823                29,465
  Lease acquisition costs                                               4,042                 5,934
  Operating costs-rental properties, net of
   tenant reimbursements                                              201,461               182,955
  Depreciation                                                        255,004               253,678
  Legal and accounting expenses                                         4,879                 3,583
  Computer expenses                                                     2,010                 2,443
  Partnership administration                                           12,578                16,262
  Minority interest                                                     2,225                 1,689
                                                                     --------             ---------
                                                                      517,022               496,009
                                                                     --------             ---------
  Net (loss)                                                         $(82,754)            $(107,048)
                                                                     ========             =========

Net (loss) income allocated to Class A Limited Partners              $(82,754)            $ 241,246

Net loss allocated to Class B Limited Partners                       $      0             $(348,293)

Net (loss) income per Class A Limited Partner Unit                   $   (.84)            $    2.44

Net loss per Class B Limited Partner Unit                            $      0             $   (8.18)

Cash distribution per Class A Limited Partner Unit                   $      0             $    2.83


     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED
                                 MARCH 31, 1998

                                                   LIMITED PARTNERS
                                     -------------------------------------------
                                            CLASS A               CLASS B             TOTAL
                                     ---------------------  --------------------    PARTNERS'
                                     UNITS      AMOUNTS     UNITS     AMOUNTS        CAPITAL
                                     ------  -------------  ------  ------------  -------------
BALANCE, DECEMBER 31, 1996           98,716   $21,583,091   42,568  $ 1,364,701    $22,947,792

  Net income (loss)                       0     1,059,405        0   (1,364,701)      (305,296)
  Partnership distributions               0    (1,071,242)       0            0     (1,071,242)
                                     ------   -----------   ------  -----------    -----------
BALANCE, December 31, 1997           98,716    21,571,254   42,568            0     21,571,254

  Net loss                                0       (82,754)       0            0        (82,754)
                                     ------   -----------   ------  -----------    -----------
BALANCE, March 31, 1998              98,716   $21,488,500   42,568  $         0    $21,488,500
                                     ======   ===========   ======  ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                          --------------------------------------------
                                                                          March 31, 1998               March 31, 1997
                                                                          --------------               ---------------
Cash flows from operating activities:
 Net loss                                                                      $ (82,754)                   $(107,048)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Equity in income of joint ventures                                            (44,115)                      (5,726)
   Minority interest                                                               7,593                        4,229
   Depreciation                                                                  255,004                      253,678
   Accrued management and leasing fees                                            31,100                       28,979
   Changes in assets and liabilities:
     Accounts receivable                                                          64,844                       67,689
     Prepaids and other assets                                                       (40)                     (21,236)
     Due from affiliates                                                         (44,028)                           0
     Deferred income                                                              (3,347)                           0
     Accounts payable and refundable security                                    (61,421)                      (3,214)
      deposits
     Due to affiliates                                                            (6,136)                     (13,388)
                                                                               ---------                    ---------
           Total adjustments                                                     199,454                      311,011
                                                                               ---------                    ---------
      Net cash provided by
       operating activities                                                      116,700                      203,963
                                                                               ---------                    ---------

Cash flow from investing activities:
 Distributions received from joint ventures                                      104,072                      111,552
 Investment in real estate                                                       (28,456)                     (49,855)
                                                                               ---------                    ---------
      Net cash provided by
       investing activities                                                       75,616                       61,697

Cash flow from financing activities:
 Partnership distributions paid                                                 (178,866)                    (281,526)
                                                                               ---------                    ---------

Net increase (decrease) in cash and
cash equivalents                                                                  13,450                      (15,866)

Cash and cash equivalents, beginning of year                                     128,199                      204,176
                                                                               ---------                    ---------

Cash and cash equivalents, end of period                                       $ 141,649                    $ 188,310
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

     The Partnership owns equity interests in the following joint ventures: (i) Fund I and Wells & Associates Joint Venture, (ii) Fund I-Fund II Tucker, and (iii) Fund I, II, II-OW, VI and VII.

     As of March 31, 1998, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Fund I and Wells & Associates Joint Venture,
     (v) Heritage Place at Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker, and (vi) The Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of  Presentation
     ---------------------------

     The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at March 31, 1998 and December 31, 1997. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells and

     Associates, Inc., an affiliate of the general partners, in Wells-Baker. At March 31, 1998, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned an interest in three properties as of March 31, 1998, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Revenues of the Partnership were $434,268 for the period ended March 31, 1998, as compared to $388,961 for the three months ended March 31, 1997. The increase for 1998 over 1997 was due primarily to increased income from the Heritage Place at Tucker Property.

Expenses of the Partnership were $517,022 for the period ending March 31, 1998, as compared to $496,009 for the three months ended March 31, 1997. The increase in expenses for 1998 over 1997 was due primarily to increased operating costs of the Partnership's properties.

Net cash provided by operating activities decreased from $203,963 for the three months ended March 31, 1997, to $116,700 at March 31, 1998, due primarily to the decrease in accounts payable and increase in due from affiliates, which were partly offset by the decrease in net loss. Net cash provided by investing activities increased from $61,697 in 1997 to $75,616 in 1998 due to a decrease in capital expenditures for 1998. As a result, cash and cash equivalents decreased from $188,310 in 1997 to $141,649 in 1998.

There were no cash distribution to the Limited Partners holding Class A Units for the three months ended March 31, 1998, as compared to distributions of $2.83 per Class A Unit for the same period in 1997. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the three months ended March 31, 1998 and 1997.

The Partnership is reserving all operating cash flow generated during the first quarter of 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America (HCA) expired December 31, 1996 and as of March 31, 1998, the building is only 12.6% leased. The Partnership is in final negotiations with a primary care physicians practice management company to lease 29,000 square feet of the 32,000 square foot building for the next ten years and hopes to enter into a lease for this space in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership expects to reserve all distributions for 1998 and 1999 and apply such amounts to fund the reconfiguration of the interior of this property.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the

Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

PROPERTY OPERATIONS
-------------------

As of March 31, 1998, the Partnership owned interests in the following properties:

Paces Pavilion/Howell Mill Road Property - Fund I
---------------------------------------------------

                                                                                     Three Months Ended
                                                                              --------------------------------
                                                                              March 31, 1998   March 31, 1997
                                                                              ---------------  ---------------
Revenues:
  Rental income                                                                     $ 29,784         $ 28,974
Expenses:
  Depreciation                                                                        62,934           67,562
  Management and leasing expenses                                                      1,781            2,190
  Other operating expenses                                                            50,984           24,857
                                                                                    --------         --------
                                                                                     115,699           94,609
                                                                                    --------         --------

Net  loss                                                                           $(85,915)        $(65,635)
                                                                                    ========         ========

Occupied %                                                                              12.6%            26.8%
Partnership's Ownership %                                                                100%             100%

Cash generated to the Partnership                                                   $      0         $  4,991

Net loss allocated to the Partnership                                               $(85,915)        $(65,635)

Rental rates remained relatively stable for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Occupancy decreased to 12.6% in 1998, due to a tenant that moved out at the end of March 1998. Operating expenses increased significantly, due to property taxes, insurance, and common area maintenance expenses previously paid for by a major tenant that is no longer leasing space. We are actively pursuing a renewal lease for 29,000 square feet of space.

Currently, there are four tenants occupying the premises. Management is currently in final negotiations with a primary care physician practice management company for 29,000 square feet of the 32,000 square foot building and hopes to enter into a lease for this space in the near future.

Crowe's Crossing Property- Fund I
---------------------------------

                                                                                     Three Months Ended
                                                                              --------------------------------
                                                                              March 31, 1998   March 31, 1997
                                                                              ---------------  ---------------

Revenues:
  Rental income                                                                     $174,886         $171,637
Expenses:
  Depreciation                                                                       104,348          103,613
  Management and leasing expenses                                                     17,969           15,611
  Other operating expenses                                                            35,767          126,179
                                                                                    --------         --------
                                                                                     158,084          245,403
                                                                                    --------         --------

Net income (loss)                                                                   $ 16,802         $(73,766)
                                                                                    ========         ========

Occupied %                                                                                87%              89%
Partnership's Ownership %                                                                100%             100%

Cash generated to the Partnership                                                   $127,455         $ 52,226

Net income (loss) allocated to the Partnership                                      $ 16,802         $(73,766)

Rental income for the three month period ended March 31, 1998 and March 31, 1997, remained relatively stable, due to stable occupancy rates. Other operating expenses decreased significantly, due primarily to a write-off of bad debt of approximately $32,000 in 1997 and a recovery of bad debt of approximately $13,000 in 1998. The operating expense decrease was due also to water billings to tenants and decreases in security expenses and repair and maintenance expenses. Cash generated to the Partnership and net income increased due to the decline in operating expenses.

Black Oak Plaza Property - Fund I
---------------------------------

                                                                                     Three Months Ended
                                                                              --------------------------------
                                                                              March 31, 1998   March 31, 1997
                                                                              ---------------  ---------------

Revenues:
  Rental income                                                                     $115,113         $111,215
  Interest income                                                                          0               12
                                                                                    --------         --------
                                                                                     115,113          111,227

Expenses:
  Depreciation                                                                        66,435           62,613
  Management and leasing expenses                                                     13,616           10,015
  Other operating expenses                                                            95,578            6,236
                                                                                    --------         --------
                                                                                     175,629           78,864
                                                                                    --------         --------

Net (loss) income                                                                   $(60,516)        $ 32,363
                                                                                    ========         ========

Occupied %                                                                                74%              72%
Partnership's Ownership %                                                                100%             100%

Cash generated to the Partnership                                                   $  1,244         $ 97,049

Net (loss) income allocated to the Partnership                                      $(60,516)        $ 32,363

Rental income increased to $115,113 for 1998, as compared to $111,215 in 1997, due primarily to increased occupancy. Depreciation increased for 1998, as compared to 1997, due to the expensing of tenant improvements which were capitalized in December 1997 and are being depreciated over the lease term. The increase in management and leasing expenses in first quarter 1998, compared to the same quarter of 1997, is due to the payment of lease acquisition fees for new tenants in February 1998. Other operating expenses increased in 1998, as compared to 1997, due primarily to timing differences in billing of CAM reimbursements and increases in parking lot repairs and legal fees. Cash generated to the Partnership decreased in 1998, as compared to 1997, due primarily to increased capital expenditures of approximately $15,700 and the increase in expenses noted above.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                              --------------------------------
                                                                              March 31, 1998   March 31, 1997
                                                                              ---------------  ---------------
Revenues:
  Rental income                                                                      $68,049          $69,017
  Interest income                                                                          8                7
                                                                                     -------          -------
                                                                                      68,057           69,024
Expenses:
  Depreciation                                                                        21,287           19,890
  Management and leasing expenses                                                      5,499            5,654
  Other operating expenses                                                            19,130           26,671
                                                                                     -------          -------
                                                                                      45,916           52,215
                                                                                     -------          -------

Net income                                                                           $22,141          $16,809
                                                                                     =======          =======

Occupied %                                                                                95%             100%
Partnership's Ownership %                                                              89.95%           89.95%

Cash generated to Partnership                                                        $41,515          $37,851

Net income  allocated to Partnership                                                 $19,915          $15,120

Rental income decreased for the quarter ending March 31, 1998, as compared to the same period for 1997, due to decreased occupancy. Operating expenses decreased from $26,671 in 1997 to $19,130 in 1998, due to lower repairs and maintenance expenses. Cash distributions increased in 1998, as compared to 1997, due to decreased operating expenses.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                                                Three Months Ended
                                                                                ------------------
                                                                   March 31, 1998                    March 31, 1997
                                                                   --------------                    --------------
Revenues:
 Rental income                                                           $300,361                          $261,866
 Interest income                                                              137                               129
                                                                         --------                          --------
                                                                          300,498                           261,995
                                                                         --------                          --------
Expenses:
 Depreciation                                                             107,288                            97,668
 Management & leasing expenses                                             42,588                            33,279
 Other operating expenses                                                 109,595                           144,319
                                                                         --------                          --------
                                                                          259,471                           275,266
                                                                         --------                          --------

Net  income (loss)                                                       $ 41,027                          $(13,271)
                                                                         ========                          ========

Occupied %                                                                     83%                               76%
Partnership's Ownership %                                                    55.1%                             55.1%

Cash distributions to the Partnership                                    $ 65,440                          $ 44,017

Net income (loss) allocated to the   Partnership
                                                                         $ 22,602                          $ (7,311)

Rental income increased in 1998 from 1997, due primarily to the increase in occupancy from 76% to 83%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due to a significant decrease in landscaping expenses and plumbing and roofing repairs.

Cherokee Commons/Fund I, II, II-OW, VI & VII Joint Venture
----------------------------------------------------------

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                    March 31, 1998                   March 31, 1997
                                                                    --------------                   --------------
Revenues:
 Rental income                                                           $228,977                          $217,439
 Interest income                                                               22                                18
                                                                         --------                          --------
                                                                          228,999                           217,457
                                                                         --------                          --------
Expenses:
 Depreciation                                                             110,563                           107,525
 Management & leasing expenses                                             25,751                            31,541
 Other operating expenses                                                   3,131                            24,119
                                                                         --------                          --------
                                                                          139,445                           163,185
                                                                         --------                          --------

Net income                                                               $ 89,554                          $ 54,272
                                                                         ========                          ========

Occupied %                                                                     91%                               91%
Partnership's Ownership %                                                    24.0%                             24.0%

Cash distributed to the Partnership                                      $ 49,111                          $ 44,931
Net income allocated to the Partnership                                  $ 21,513                          $ 13,037

Rental income increased in 1998 over 1997, due primarily to the one time adjustment made to the straight line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WELLS REAL ESTATE FUND I
                                              (Registrant)
Dated:  May 11, 1998                          By:  /s/Leo F. Wells, III
                                                   --------------------
                                              Leo F. Wells, III, as Individual
                                              General Partner and as President
                                              and Chief Financial
                                              Officer of Wells Capital, Inc.