Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND I
filed 1998-08-13
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended  June 30, 1998   or
                               ---------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number          0-14463
                      ----------------------------------------------------------

                           Wells Real Estate Fund I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                               58-1565512
------------------------------        ------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                     30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Balance Sheets - June 30, 1998
                  and December 31, 1997.................................     3

                  Consolidated Statements of Income for Three Months and
                  Six Months Ended June 30, 1998 and 1997...............     4

                  Statements of Partners' Capital
                  for the Six months Ended June 30, 1998
                  and the Year Ended December 31, 1997..................     5

                  Consolidated Statements of Cash Flows for
                  the Six months Ended June 30, 1998 and 1997...........     6

                  Condensed Notes to Consolidated Financial Statements..     7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................     8

PART II. OTHER INFORMATION..............................................    16

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS

             ASSETS                                JUNE 30, 1998  DECEMBER 31, 1997
             ------                                -------------  -----------------
Real Estate, at cost
 Land                                               $ 2,894,193        $ 2,894,193
  Building and improvements, less
  accumulated depreciation of $6,864,916
  in 1998 and $6,354,204 in 1997                     12,874,266         13,279,260
                                                    -----------        -----------

     Total real estate assets                        15,768,459         16,173,453
                                                    -----------        -----------

Investment in joint ventures (Note 2)                 6,679,365          6,833,129
Cash and cash equivalents                               473,339            128,199
Due from affiliates                                     135,423             64,469
Deferred lease acquisition costs                         55,210             46,378
Accounts receivable                                     248,066            293,644
Prepaid expenses and other assets                        67,109             54,294
                                                    -----------        -----------
                                                      7,658,512          7,420,113
                                                    -----------        -----------
     Total assets                                   $23,426,971        $23,593,566
                                                    ===========        ===========

          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

Liabilities:
 Accounts payable                                   $   137,545        $   138,088
 Due to affiliates                                    1,592,610          1,531,215
 Refundable security deposits                            57,255             55,808
 Partnership distribution payable                         4,454            179,270
 Minority interest                                      113,252            117,931
                                                    -----------        -----------

     Total liabilities                                1,905,116          2,022,312
                                                    -----------        -----------

Partners' capital

 Limited partners:
  Class A - 98,716 Units Outstanding                 21,521,855         21,571,254
  Class B - 42,568 Units Outstanding                          0                  0
                                                    -----------        -----------

     Total partners' capital                         21,521,855         21,571,254
                                                    -----------        -----------

       Total liabilities and partners' capital      $23,426,971        $23,593,566
                                                    ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                          -------------------------------------            --------------------------------------
                                          JUNE 30, 1998           JUNE 30, 1997            JUNE 30, 1998            JUNE 30, 1997
                                          -------------           -------------            --------------           -------------
Revenues:
 Rental income                               $371,745               $ 369,203                  $759,577                $ 750,047
 Interest income                                4,839                   3,349                     7,160                    5,740
 Equity in income (loss) of Joint
  Ventures (Note 2)                            52,093                  (2,549)                   96,208                    3,178
                                             --------               ---------                  --------                ---------
                                              428,677                 370,003                   862,945                  758,965
                                             --------               ---------                  --------                ---------

Expenses:
 Management and leasing fees                   37,605                  40,190                    72,428                   70,720
 Lease acquisition costs                        1,045                   4,914                     5,087                    9,784
 Operating costs-rental properties
  net of tenant reimbursements                 69,051                 (16,248)                  270,512                  167,014
 Bad debt recovery                                  0                  (2,697)                        0                   (3,003)
 Depreciation                                 255,408                 254,536                   510,412                  508,213
 Legal and accounting                          12,628                    (346)                   17,507                    3,237
 Computer expense                               1,838                   1,650                     3,848                    4,094
 Partnership administration                    16,878                  12,735                    29,456                   28,996
 Minority interest                                868                    (764)                    3,093                      925
                                             --------               ---------                  --------                ---------
                                              395,321                 293,970                   912,343                  789,980
                                             --------               ---------                  --------                ---------
 Net income (loss)                           $ 33,356               $  76,033                  $(49,398)               $ (31,015)
                                             ========               =========                  ========                =========

Net  income allocated to
 General Partners                            $      0               $       0                  $      0                $       0

Net income (loss) allocated to Class
 A Limited Partners                          $ 33,356               $ 325,324                  $(49,398)               $ 566,570

Net loss allocated to Class B
 Limited Partners                            $      0               $(249,293)                 $      0                $(597,585)

Net income (loss) per Class A
 Limited Partner Unit                        $    .34               $    3.30                  $   (.50)               $    5.74

Net loss per Class B Limited
 Partner Unit                                $      0               $   (5.86)                 $      0                $  (14.08)

Cash distribution per Class A
 Limited Partner Unit                        $      0               $    3.13                  $      0                $    5.96

           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED
                                 JUNE 30, 1998


                                                  LIMITED PARTNERS
                                     -------------------------------------------
                                            CLASS A               Class B             TOTAL
                                     ---------------------  --------------------    PARTNERS'
                                     UNITS      AMOUNTS     UNITS     AMOUNTS        CAPITAL
                                     ------  -------------  ------  ------------  -------------

BALANCE, DECEMBER 31, 1996           98,716   $21,583,091   42,568  $ 1,364,701    $22,947,792

Net income (loss)                         0     1,059,405        0   (1,364,701)      (305,296)
Partnership distributions                 0    (1,071,242)       0            0     (1,071,242)
                                     ------   -----------   ------  -----------    -----------
BALANCE, DECEMBER 31, 1997           98,716    21,571,254   42,568            0     21,571,254

Net loss                                  0       (49,398)       0            0        (49,398)
                                     ------   -----------   ------  -----------    -----------
BALANCE, JUNE 30, 1998               98,716   $21,521,856   42,568  $         0    $21,521,856
                                     ======   ===========   ======  ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                     --------------------------------------------------------
                                                                             JUNE 30, 1998                JUNE 30, 1997
                                                                     ---------------------------  ---------------------------
Cash flows from operating activities:
 Net loss                                                                      $ (49,398)                   $ (31,015)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Equity in income of joint ventures                                            (96,208)                      (3,178)
   Minority interest                                                               3,093                        1,271
   Depreciation                                                                  510,412                      508,205
   Accrued management and leasing fees                                            64,156                       67,687
   Changes in assets and liabilities:
     Accounts receivable                                                          45,577                       86,107
     Prepaids and other assets                                                      (559)                      (6,972)
     Deferred income                                                              (5,485)                           0
     Accounts payable and refundable security deposits                            (6,426)                      (4,316)
     Due to affiliates                                                           (12,952)                     (25,861)
                                                                               ---------                    ---------
        Total adjustments                                                        501,608                      631,575
                                                                               ---------                    ---------
      Net cash provided by
       operating activities                                                      452,210                      600,560
                                                                               ---------                    ---------

Cash flow from investing activities:
 Distributions received from joint ventures                                      179,019                      200,500
 Investment in real estate                                                      (105,418)                     (63,337)
                                                                               ---------                    ---------
      Net cash provided by
       investing activities                                                       73,601                      137,163

Cash flow from financing activities:
 Partnership distributions paid                                                 (180,671)                    (561,216)
                                                                               ---------                    ---------

Net increase in cash and cash equivalents                                        345,140                      176,507

Cash and cash equivalents, beginning of year                                     128,199                      204,176
                                                                               ---------                    ---------

Cash and cash equivalents, end of period                                       $ 473,339                    $ 380,683
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

     As of June 30, 1998, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of June 30, 1998, through investment or directly. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of June 30, 1998, the properties owned by the Partnership were 76.2% occupied. Revenues of the Partnership were $428,677 for the period ended June 30, 1998, as compared to $370,003 for the three months ended June 30, 1997, and $862,945 for the six months ended June 30, 1998, as compared to $758,965 for the same period in 1997. The increase for 1998 over 1997 was due primarily to increased income from the joint ventures and increased rental income. Income from the joint ventures was increased due to increased occupancy which resulted in increased rental income at the Tucker and Peachtree Place properties, and a one time adjustment made to the straight line rent schedule at the Cherokee Property.

Expenses of the Partnership were $912,343 for the period ending June 30, 1998, as compared to $789,980 for the six months ended June 30, 1997. The increase in expenses for 1998 over 1997 was due primarily to increased operating costs of the Partnership's properties primarily Paces Pavilion building.

Net cash provided by operating activities decreased from $600,560 for the six months ended June 30, 1997, to $452,210 at June 30, 1998, due primarily to the decrease in accounts payable and increase in due from affiliates, which were partly offset by the decrease in net income. Net cash provided by investing activities decreased from $137,163 in 1997 to $73,601 in 1998 due to a increase in capital expenditures for 1998. As a result, cash and cash equivalents increased from $380,683 in 1997 to $473,339 in 1998.

There were no cash distribution to the Limited Partners holding Class A Units for the six months ended June 30, 1998, as compared to distributions of $5.96 per Class A Unit for the same period in 1997. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the six months ended June 30, 1998 and 1997.

The Partnership is reserving all operating cash flow generated during the first and second quarters of 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America (HCA) expired December 31, 1996 and as of June 30, 1998, the building is only 12.6% leased. The Partnership is in final negotiations with a primary care physicians practice management company to lease 29,000 square feet of the 32,000 square foot building for the next ten years and hopes to enter into a lease for this space in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership expects to reserve all distributions for 1998 and 1999 and apply such amounts to fund the reconfiguration of the interior of this property.

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

PROPERTY OPERATIONS
-------------------

As of June 30, 1998, the Partnership owned interests in the following properties:

Paces Pavilion/Howell Mill Road Property - Fund I
---------------------------------------------------

                                                     THREE MONTHS ENDED                              SIX MONTHS ENDED
                                          --------------------------------------            ------------------------------------
                                          JUNE 30, 1998            JUNE 30, 1997            JUNE 30, 1998          JUNE 30, 1997
                                          -------------            -------------            -------------          -------------
Revenues:
 Rental income                              $  16,426                 $ 35,480                 $  46,210              $  64,454

Expenses:
 Depreciation                                  62,935                   67,562                   125,869                135,124
 Management & leasing expenses                  1,007                    2,190                     2,788                  4,380
 Other operating expenses                      55,876                   25,829                   106,860                 50,970
                                            ---------                 --------                 ---------              ---------
                                              119,818                   95,581                   235,517                190,474
                                            ---------                 --------                 ---------              ---------

Net loss                                    $(103,392)                $(60,101)                $(189,307)             $(126,020)
                                            =========                 ========                 =========              =========

Occupied %                                      12.56%                      28%                    12.56%                    28%

Partnership's Ownership %                         100%                     100%                      100%                   100%

Cash generated to Partnership               $       0                 $ (4,453)                $       0              $     538

Net income (loss) generated to the
 Partnership                                $(103,392)                $(60,101)                $(189,307)             $(126,020)

Rental rates remained relatively stable for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Occupancy decreased to 12.6% in 1998, due to a tenant that moved out at the end of March 1998. Operating expenses increased significantly, due to property taxes, insurance, and common area maintenance expenses previously paid for by a major tenant that is no longer leasing space. The Partnership is actively pursuing a renewal lease for 29,000 square feet of space.

Currently, there are four tenants occupying the premises. Management is currently in final negotiations with a primary care physician practice management company for 29,000 square feet of the 32,000 square foot building and hopes to enter into a lease for this space in the near future.

Crowe's Crossing Property- Fund I
---------------------------------

                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                         --------------------------------------             ------------------------------------
                                         JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                         -------------            -------------             -------------          -------------
Revenues:
 Rental income                              $173,573                $ 175,781                  $348,459               $347,418

Expenses:
 Depreciation                                104,414                  104,015                   208,762                207,628
 Management & leasing expenses                19,815                   24,815                    37,784                 40,426
 Other operating expenses                    (74,209)                (131,844)                  (38,442)                (5,665)
                                            --------                ---------                  --------               --------
                                              50,020                   (3,014)                  208,104                242,389
                                            --------                ---------                  --------               --------

Net income                                  $123,553                $ 178,795                  $140,355               $105,029
                                            ========                =========                  ========               ========

Occupied %                                      90.5%                    88.0%                     90.5%                  88.0%

Partnership's Ownership %                        100%                     100%                      100%                   100%

Cash generated to Partnership               $242,432                $ 312,642                  $369,887               $364,868

Net income generated to the
 Partnership                                $123,553                $ 178,795                  $140,355               $105,029

Rental income for the six month period ended June 30, 1998 and June 30, 1997, remained relatively stable, due to stable occupancy rates. Other operating expenses increased significantly, due primarily to the receipt in 1997 of reimbursements for multiple years. The 6 months ended June 30, 1998 expenses decreased, due to painting the center in 1997, decreasing security coverage in 1998, and a large bad debt write-off in 1997 that was partially recovered in 1998.

Black Oak Plaza Property - Fund I
---------------------------------


                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                         --------------------------------------             ------------------------------------
                                         JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                         -------------            -------------             -------------          -------------
Revenues:
 Rental income                              $110,662                 $109,901                  $225,775               $221,116
 Interest income                                   0                        3                         0                     15
                                            --------                 --------                  --------               --------
                                             110,662                  109,904                   225,775                221,131

Expenses:
 Depreciation                                 66,773                   63,061                   133,208                125,674
 Management & leasing expenses                12,257                    9,930                    25,873                 19,945
 Other operating expenses                     52,549                   43,560                   148,127                 49,796
                                            --------                 --------                  --------               --------
                                             131,579                  116,551                   307,208                195,415
                                            --------                 --------                  --------               --------

Net (loss) income                           $(20,917)                $ (6,647)                 $(81,433)              $ 25,716
                                            ========                 ========                  ========               ========

Occupied %                                        70%                      74%                       70%                    74%

Partnership's Ownership %                        100%                     100%                      100%                   100%

Cash generated to Partnership               $ 68,547                 $ 52,367                  $ 69,791               $149,416

Net (loss) income generated to the
 Partnership                                $(20,917)                $ (6,647)                 $(81,433)              $ 25,716

Depreciation increased for 1998, as compared to 1997, due to the expensing of tenant improvements which were capitalized in December 1997 and are being depreciated over the lease term. The increase in management and leasing expenses in first six months of 1998, compared to the same period of 1997, is due to the payment of lease acquisition fees for new tenants in February 1998. Other operating expenses increased in 1998, as compared to 1997, due primarily to timing differences in billing of CAM reimbursements and increases in parking lot repairs and legal fees. Cash generated to the Partnership decreased in 1998, as compared to 1997, due primarily to increased capital expenditures of approximately $15,700 and the increase in expenses noted above.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------

                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                         --------------------------------------             ------------------------------------
                                         JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                         -------------            -------------             -------------          -------------
 Revenues:
  Rental income                              $71,083                  $65,335                  $139,132               $117,058
  Interest income                                  8                        8                        16                     15
                                             -------                  -------                  --------               --------
                                              71,091                   65,343                   139,148                117,073

 Expenses:
  Depreciation                                21,287                   19,889                    42,574                 39,779
 Management & leasing expenses                 5,571                    6,240                    11,070                 11,894
  Other operating expenses                    35,596                   46,821                    54,726                 56,198
                                             -------                  -------                  --------               --------
                                              62,454                   72,950                   108,370                107,871
                                             -------                  -------                  --------               --------

Net income (loss)                            $ 8,637                  $(7,607)                 $ 30,778               $  9,202
                                             =======                  =======                  ========               ========

Occupied %                                       100%                      95%                      100%                    95%

Partnership's Ownership %                      89.95%                   89.95%                    89.95%                 89.95%

Cash distribution to the Partnership         $28,049                  $11,374                  $ 69,564               $ 49,225

Net  income (loss) allocated to the
 Partnership                                 $ 7,770                  $(6,842)                 $ 27,685               $  8,278


Rental income increased for the quarter ending June 30, 1998, as compared to the same period for 1997, due to increased occupancy. Operating expenses decreased from $46,821 in 1997 to $35,596 in 1998, due to lower repairs and maintenance expenses. Cash distributions increased in 1998, as compared to 1997, due to decreased operating expenses and increased rental income.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                         --------------------------------------             ------------------------------------
                                         JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                         -------------            -------------             -------------          -------------
Revenues:
 Rental income                              $311,526                 $267,465                  $611,887               $529,331
 Interest income                                 135                      133                       272                    262
                                            --------                 --------                  --------               --------
                                             311,661                  267,598                   612,159                529,593
Expenses:
 Depreciation                                107,288                  104,097                   214,576                201,765
 Management & leasing expenses                34,645                   44,142                    77,233                 64,332
 Other operating expenses                    116,379                  144,379                   225,974                301,787
                                            --------                 --------                  --------               --------
                                             258,312                  292,618                   517,783                567,884
                                            --------                 --------                  --------               --------

Net income (loss)                           $ 53,349                 $(25,020)                 $ 94,376               $(38,291)
                                            ========                 ========                  ========               ========

Occupied %                                      82.0%                    75.0%                     82.0%                  75.0%

Partnership Ownership %                        55.09%                   55.09%                    55.09%                 55.09%

Cash distributed to the Partnership         $ 81,824                 $ 52,736                  $147,264               $ 96,753

Net income (loss) allocated to the
 Partnership                                $ 29,390                 $(13,783)                 $ 51,992               $(21,094)

Rental income increased in 1998 from 1997, due primarily to the increase in occupancy from 75% to 82%. Management and leasing expenses increased over prior year to date, due to increased occupancy and revenues. Other operating expenses decreased, due to a significant decrease in landscaping expenses and plumbing and roofing repairs.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                         --------------------------------------             ------------------------------------
                                         JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                         -------------            -------------             -------------          -------------
Revenues:
 Rental income                             $225,705                 $215,973                  $454,682               $433,412
 Interest income                                 19                       19                        41                     37
                                           --------                 --------                  --------               --------
                                            225,724                  215,992                   454,723                433,449
Expenses:
 Depreciation                               110,564                  109,697                   221,127                217,222
 Management & leasing expenses               18,737                   19,323                    44,488                 50,864
 Other operating expenses                     1,919                   40,203                     5,050                 64,322
                                           --------                 --------                  --------               --------
                                            131,220                  169,223                   270,665                332,408
                                           --------                 --------                  --------               --------

Net income                                 $ 94,504                 $ 46,769                  $184,058               $101,041
                                           ========                 ========                  ========               ========

Occupied %                                     91.0%                    92.0%                     91.0%                  92.0%

Partnership Ownership %                        24.0%                    24.0%                     24.0%                  24.0%

Cash distributed to the Partnership        $ 54,972                 $ 37,485                  $104,083               $ 82,416

Net income allocated to the
 Partnership                               $ 22,703                 $ 11,236                  $ 44,216               $ 24,273

Rental income increased in 1998 over 1997, due primarily to the one time adjustment made in 1997 to the straight line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND I
                                           (Registrant)
Dated:  August 10, 1998                    By:  /s/Leo F. Wells, III
                                              ------------------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President,
                                           Sole Director and Chief Financial
                                           Officer of Wells Capital, Inc.