Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND I
filed 1998-11-13
CIK 746259

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             September 30, 1998                or
                               ---------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ---------------------     -----------------------

Commission file number                  0-14463
                      ---------------------------------------------------------

                           Wells Real Estate Fund I
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                   58-1565512
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
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

Yes    X     No
    ------      ------

                                   Form 10-Q
                                   ---------

                            Wells Real Estate Fund I
                            ------------------------

                                     INDEX
                                     -----



                                                                  Page No.
                                                                  --------

PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Balance Sheets - September 30, 1998
                  and December 31, 1997...........................    3

          Consolidated Statements of Income for Three Months and
          Nine Months Ended September 30, 1998 and 1997...........    4

          Statements of Partners' Capital
          for the Nine months Ended September 30, 1998
          and the Year Ended December 31, 1997....................    5

          Consolidated Statements of Cash Flows for
          the Nine months Ended September 30, 1998 and 1997.......    6

          Condensed Notes to Consolidated Financial Statements....    7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations......................................    8

PART II.  OTHER INFORMATION.......................................   16

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                          CONSOLIDATED BALANCE SHEETS

                  Assets                September 30, 1998  December 31, 1997
                  ------                ------------------  -----------------

Real Estate, at cost
 Land                                       $ 2,894,193        $ 2,894,193
 Building and improvements, less
  accumulated depreciation of $ 7,122,095
  in 1998 and $6,354,204 in 1997             12,563,883         13,279,260
                                            -----------        -----------

     Total real estate assets                15,458,076         16,173,453
                                            -----------        -----------

Investment in joint ventures (Note 2)         6,585,396          6,833,129
Cash and cash equivalents                       836,023            128,199
Due from affiliates                             127,855             64,469
Deferred lease acquisition costs                 62,374             46,378
Accounts receivable                             190,193            293,644
Prepaid expenses and other assets                68,550             54,294
                                            -----------        -----------
                                              7,870,391          7,420,113
                                            -----------        -----------
     Total assets                           $23,328,467        $23,593,566
                                            ===========        ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                           $   157,281        $   138,088
 Due to affiliates                            1,614,328          1,531,215
 Refundable security deposits                    62,332             55,808
 Partnership distribution payable                 4,454            179,270
 Minority interest                              111,100            117,931
                                            -----------        -----------

     Total liabilities                        1,949,495          2,022,312
                                            -----------        -----------

Partners' capital

 Limited partners:
  Class A - 98,716 Units Outstanding         21,378,972         21,571,254
  Class B - 42,568 Units Outstanding                  0                  0
                                            -----------        -----------

     Total partners' capital                 21,378,972         21,571,254
                                            -----------        -----------

       Total liabilities and partners'
          capital                           $23,328,467        $23,593,566
                                            ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended                      Nine Months Ended
                             --------------------------------------  --------------------------------------
                             September 30, 1998  September 30, 1997  September 30, 1998  September 30,1997
                             ------------------  ------------------  ------------------  ------------------
Revenues:
 Rental income                     $ 375,298            $ 395,118          $1,134,875         $ 1,145,165
 Interest income                       7,734                1,365              14,894               7,105
 Equity in income of
  Joint Ventures (Note 2)             35,261               81,989             131,469              85,167
                                   ---------            ---------          ----------         -----------
                                     418,293              478,472           1,281,238           1,237,437
                                   ---------            ---------          ----------         -----------

Expenses:
 Management and leasing fees          31,742               25,677             104,170              96,397
 Leasing acquisition costs             7,331                5,070              12,418              14,854
 Operating costs--rental
  properties, net of tenant
  reimbursements                     250,276              257,694             520,788             424,708
 Bad debt recovery                         0               (2,374)                  0              (5,377)
 Depreciation                        257,479              243,536             767,891             751,749
 Legal and accounting                  1,097               14,144              18,604              17,381
 Computer expense                      2,325                3,068               6,173               7,162
 Partnership administration           10,596               11,549              40,052              40,545
 Minority interest                       331                1,233               3,424               2,158
                                   ---------            ---------          ----------         -----------
                                     561,177              559,597           1,473,520           1,349,577
                                   ---------            ---------          ----------         -----------
  Net loss                         $(142,884)           $ (81,125)         $ (192,282)        $  (112,140)
                                   =========            =========          ==========         ===========

Net income allocated to General
 Partners                          $       0            $       0          $        0         $         0

Net (loss) income allocated to
 Class A Limited Partners          $(142,884)           $ 354,455          $ (192,282)        $   921,025

Net income (loss) allocated to
 Class B Limited Partners          $       0            $(435,580)         $        0         $(1,033,165)

Net (loss) income per Class A
 Limited Partner Unit              $   (1.45)           $    3.59          $    (1.95)        $      9.33


Net income (loss) per Class B
 Limited Partner Unit              $       0            $  (10.19)         $        0         $    (24.27)


Cash distribution per Class A
 Limited Partner Unit              $       0            $    3.12          $        0         $      9.08

            See accompanying condensed notes to financial statements

                            WELLS REAL ESTATE FUND I

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1998


                                                  LIMITED PARTNERS
                                     -------------------------------------------
                                            CLASS A               CLASS B             TOTAL
                                     ---------------------  --------------------     PARTNERS'
                                     UNITS      AMOUNTS     UNITS     AMOUNTS        CAPITAL
                                     ------  -------------  ------  ------------  -------------
BALANCE, DECEMBER 31, 1996           98,716   $21,583,091   42,568  $ 1,364,701    $22,947,792

  Net income (loss)                       0     1,059,405        0   (1,364,701)      (305,296)
  Partnership distributions               0    (1,071,242)       0            0     (1,071,242)
                                     ------   -----------   ------  -----------    -----------
BALANCE, DECEMBER 31, 1997           98,716    21,571,254   42,568            0     21,571,254

  Net loss                                0      (192,282)       0            0       (192,282)
                                     ------   -----------   ------  -----------    -----------
BALANCE, SEPT. 30, 1998              98,716   $21,378,972   42,568  $         0    $21,378,972
                                     ======   ===========   ======  ===========    ===========



     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                      ----------------------------------------
                                                                      September 30, 1998   September 30, 1997
                                                                      -------------------  -------------------
Cash flows from operating activities:
 Net loss                                                                      $(192,282)           $(112,140)
                                                                               ---------            ---------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Equity in income of joint ventures                                           (131,469)             (85,167)
   Minority interest                                                               3,424                2,158
   Depreciation                                                                  767,891              751,749
   Accrued management and leasing fees                                            79,689               91,894
   Changes in assets and liabilities:
     Accounts receivable                                                         103,450               54,677
     Prepaids and other assets                                                    (2,812)             (10,361)
     Deferred income                                                              (5,485)               7,485
     Accounts payable and refundable security
      deposits                                                                    16,948               85,124
     Due to affiliates                                                           (20,015)             (13,187)
                                                                               ---------            ---------
         Total adjustments                                                       811,621              884,372
                                                                               ---------            ---------
      Net cash provided by operating activities                                  619,339              772,232
                                                                               ---------            ---------
Cash flow from investing activities:
 Distribution received from joint ventures                                       315,815              290,720
 Investment in real estate                                                       (52,514)            (134,797)
                                                                               ---------            ---------
      Net cash provided by investing
       activities                                                                263,301              155,923
                                                                               ---------            ---------
Cash flow from financing activities:
 Partnership distributions paid                                                 (174,816)            (939,706)
                                                                               ---------            ---------
      Net increase (decrease) in cash and cash
          equivalents                                                            707,824              (11,551)

Cash and cash equivalents, beginning of year                                     128,199              204,176
                                                                               ---------            ---------

Cash and cash equivalents, end of period                                       $ 836,023            $ 192,625
                                                                               =========            =========

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

     As of September 30, 1998, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of September 30, 1998, through investment or directly. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of September 30, 1998, the properties owned by the Partnership were 77.5% occupied. Revenues of the Partnership were $418,293 for the three-month period ended September 30, 1998, as compared to $478,472 for the three months ended September 30, 1997, and $1,281,238 for the nine months ended September 30, 1998, as compared to $1,237,437 for the same period in 1997. The increase for the nine-month period for 1998 over 1997 was due primarily to increased income from the joint ventures and increased interest income. Income from the joint ventures was increased due to increased occupancy which resulted in increased rental income at the Tucker property. Income from joint ventures decreased for the three-month period in 1998 over 1997 due to sewer pump and main water line repairs at the Tucker property.

Expenses of the Partnership were $1,473,520 for the nine months ended September 30, 1998, as compared to $1,349,577 for the nine months ended September 30, 1997. The increase in expenses for 1998 over 1997 was due primarily to increased operating costs of the Partnership's properties, primarily Paces Pavilion building.

Net cash provided by operating activities decreased from $772,232 for the nine months ended September 30, 1997, to $619,339 at September 30, 1998, due primarily to the decrease in accounts payable, an increase in operating costs, offset partially by a decrease in accounts receivables. Net cash provided by investing activities increased from $155,923 in 1997 to $263,301 in 1998 due primarily to a decrease in capital expenditures for 1998. Partnership distributions decreased from $939,706 in 1997 to $174,816 in 1998 as discussed below and is the primary reason for cash and cash equivalents increasing from $192,625 at September 30, 1997 to $836,023 at September 30, 1998.

There were no cash distributions to the Limited Partners holding Class A Units for the nine months ended September 30, 1998, as compared to distributions of $9.08 per Class A Unit for the same period in 1997. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the nine months ended September 30, 1998 and 1997.

The Partnership is reserving all operating cash flow generated during the three quarters of 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America (HCA) expired December 31, 1996 and as of September 30, 1998, the building is only 12.6% leased. The Partnership is actively pursuing a lease renewal.

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

PROPERTY OPERATIONS
-------------------

As of September 30, 1998, the Partnership owned interests in the following properties:

Paces Pavilion/Howell Mill Road Property - Fund I
---------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                            $  16,418            $  36,729            $  62,628            $ 101,183

Expenses:
 Depreciation                                64,702               53,679              190,571              188,803
 Management and leasing
  expenses                                    1,006                7,664                3,794               12,044
 Other operating expenses                    81,218              133,271              188,078              184,241
                                          ---------            ---------            ---------            ---------
                                            146,926              194,614              382,443              385,088
                                          ---------            ---------            ---------            ---------

Net loss                                  $(130,508)           $(157,885)           $(319,815)           $(283,905)
                                          =========            =========            =========            =========

Occupied %                                       12%                  27%                  12%                  27%

Partnership's Ownership %                       100%                 100%                 100%                 100%

Cash generated to the
 Partnership                              $       0            $       0            $       0            $       0

Net loss allocated
  to the Partnership                      $(130,508)           $(157,885)           $(319,815)           $(283,905)

Rental income decreased for the three-month and nine-month period ended September 30, 1998, due to a tenant moving out at the end of March 1998. The decrease in occupancy from 27.8% to 12.56% also caused a decrease in management and leasing expenses for the three- and nine-month period ended September 30, 1998, as compared to the same period in 1997. Other operating expenses remained stable for the nine-month period and decreased significantly for the three-month period ending September 30, 1998, primarily due to accrued common area expenses of $108,000 for nine months payable to the Paces Pavilion Condominium Association, which was not billed until the third quarter of 1997.

Crowe's Crossing Property-Fund I
---------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                             $178,771             $178,403             $527,230             $525,821

Expenses:
 Depreciation                               104,413              104,817              313,175              312,445
 Management and leasing
  expenses                                   20,557               12,835               58,341               53,261
 Other operating expenses                    66,959               49,890               28,517               44,225
                                           --------             --------             --------             --------
                                            191,929              167,542              400,033              409,931
                                           --------             --------             --------             --------

Net (loss) income                          $(13,158)            $ 10,861             $127,197             $115,890
                                           ========             ========             ========             ========

Occupied %                                       92%                  86%                  92%                  86%

Partnership's Ownership %                       100%                 100%                 100%                 100%

Cash generated to the
 Partnership                               $105,496             $117,337             $475,383             $482,205

Net (loss) income allocated
  to the Partnership                       $(13,158)            $ 10,861             $127,197             $115,890


Rental income for the nine-month period ended September 30, 1998 and September 30, 1997 remained relatively stable even though occupancy rates increased as of September 30, 1998, due to the timing differences of the tenants moving in and/or out during the three- and nine-month periods of 1998 and 1997. Other operating expenses decreased for the nine months ended September 30, 1998 as compared to the same period in 1997 due to painting the center in 1997 and decreased security coverage in 1998, but increased for the three-month period in 1998 due to additional HVAC repairs and landscaping supplies.

Black Oak Plaza Property - Fund I
---------------------------------


                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                             $107,347             $111,817            $ 333,122             $332,933
 Interest income                                  0                    0                    0                   15
                                           --------             --------            ---------             --------
                                            107,347              111,817              333,122              332,948
                                           --------             --------            ---------             --------

Expenses:
 Depreciation                                66,829               63,284              200,037              188,958
 Management and leasing
  expenses                                   10,708                8,461               36,581               28,406
 Other operating expenses                    62,842               56,468              210,969              106,264
                                           --------             --------            ---------             --------
                                            140,379              128,213              447,587              323,628
                                           --------             --------            ---------             --------

Net (loss) income                          $(33,032)            $(16,396)           $(114,465)            $  9,320
                                           ========             ========            =========             ========

Occupied %                                       73%                  77%                  73%                  77%

Partnership's Ownership %                       100%                 100%                 100%                 100%

Cash generated to the
 Partnership                               $ 49,449             $      0            $ 119,240             $144,547

Net (loss) income allocated
  to the Partnership                       $(33,032)            $(16,396)           $(114,465)            $  9,320


Depreciation increased for 1998, as compared to 1997, due to tenant improvements which were capitalized in December 1997 and are being depreciated over the lease term. The increase in management and leasing expenses in the first nine months of 1998, compared to the same period of 1997, is due to the payment of lease acquisition fees for new tenants in February 1998. Other operating expenses increased in 1998, as compared to 1997, due to changes in the 1996 estimated CAM reimbursements which were reflected in 1997 at the time these changes in estimates were identified, and increases in parking lot repairs and legal fees. Cash generated to the Partnership decreased in 1998, as compared to 1997, due primarily to increased capital expenditures of approximately $15,700 and the increase in expenses noted above. The increase in cash generated for the three months ended September 30, 1998, compared to 1997, was due to capital expenditures that occurred in the third quarter of 1997.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                              $72,763              $68,171             $211,895             $185,229
 Interest income                                  0                    7                   16                   22
                                            -------              -------             --------             --------
                                             72,763               68,178              211,911              185,251
                                            -------              -------             --------             --------

Expenses:
 Depreciation                                22,510               21,764               65,084               61,543
 Management and leasing
  expenses                                    5,826                5,645               16,896               17,539
 Other operating expenses                    41,134               28,414               95,860               84,612
                                            -------              -------             --------             --------
                                             69,470               55,823              177,840              163,694
                                            -------              -------             --------             --------

Net income                                  $ 3,293              $12,355             $ 34,071             $ 21,557
                                            =======              =======             ========             ========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                     89.95%               89.95%               89.95%               89.95%

Cash generated to the
 Partnership                                $22,220              $39,349             $ 91,784             $ 88,574

Net income allocated
  to the Partnership                        $ 2,962              $11,113             $ 30,647             $ 19,391


Rental income increased for both the three months and nine months ending September 30, 1998, as compared to the same periods for 1997, due to increased rental rates. Operating expenses increased from $28,414 for the three months ended September 30, 1997 to $41,134 for the same period in 1998; and from $84,612 for the nine-month period ended September 30, 1997, to $95,860 for the same period in 1998 due to increased HVAC repairs and roof repairs.

Heritage Place at Tucker Property/Fund I  Fund II Joint Venture
---------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                             $301,785             $267,363             $913,672             $796,694
 Interest income                                 95                  762                  367                1,024
 Other income                                27,319               83,027               27,319               83,027
                                           --------             --------             --------             --------
                                            329,199              351,152              941,358              880,745
                                           --------             --------             --------             --------

Expenses:
 Depreciation                               113,129              106,541              327,705              308,306
 Management and leasing
  expenses                                   41,688               22,723              118,921               87,055
 Other operating expenses                   152,927               98,732              378,901              400,520
                                           --------             --------             --------             --------
                                            307,744              227,996              825,527              795,881
                                           --------             --------             --------             --------

Net income                                 $ 21,455             $123,156             $115,831             $ 84,864
                                           ========             ========             ========             ========

Occupied %                                       82%                  77%                  82%                  77%

Partnership's Ownership %                      55.1%                55.1%                55.1%                55.1%

Cash distribution to the
 Partnership                               $ 78,591             $ 93,122             $225,855             $189,875

Net income allocated to the
 Partnership                               $ 10,166             $ 67,847             $ 62,158             $ 46,752


Rental income increased in 1998 from 1997 due primarily to the increase in occupancy from 77% to 82%. Management and leasing expenses increased due to increased occupancy and revenues. Other operating expenses for the nine months ended September 30, 1998, decreased to $378,901 as compared to $400,520 due to a significant decrease in landscaping expenses and plumbing and roofing repairs incurred in 1997. Other expenses increased to $152,927 as compared to $98,732 for the three-month period ended September 30, 1998 due to a sewer pump and main water line repair.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                             $226,733             $215,367             $681,415             $648,779
 Interest income                                  2                   10                   43                   47
                                           --------             --------             --------             --------
                                            226,735              215,377              681,458              648,826

Expenses:
 Depreciation                               111,285              110,037              332,412              327,259
 Management and leasing
  expenses                                   18,478                7,017               62,966               57,881
 Other operating expenses                    20,630               39,455               25,680              103,777
                                           --------             --------             --------             --------
                                            150,393              156,509              421,058              488,917
                                           --------             --------             --------             --------

Net income                                 $ 76,342             $ 58,868             $260,400             $159,909
                                           ========             ========             ========             ========

Occupied %                                       91%                  93%                  91%                  93%

Partnership's Ownership %                      24.0%                24.0%                24.0%                24.0%

Cash distribution to the
 Partnership                               $104,083             $ 29,145             $153,348             $111,561

Net income allocated to the
 Partnership                               $ 18,340             $ 14,142             $ 62,556             $ 38,415


Rental income increased in 1998 over 1997, due primarily to the one-time adjustment made in 1997 to the straight line rent schedule. The decrease in operating expenses in 1998, as compared to 1997, is due to decreased expenditures for tenant improvements, plumbing, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WELLS REAL ESTATE FUND I
                                          (Registrant)


Dated:  November 10, 1998                 By: /s/ Leo F. Wells, III
                                              ---------------------
                                              Leo F. Wells, III, as Individual
                                              General Partner and as President,
                                              Sole Director and Chief Financial
                                              Officer of Wells Capital, Inc.