Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND I
filed 1999-04-01
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [Fee Required]

For the fiscal year ended                   December 31, 1998                 or
                          ---------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                    to
                               -----------------------------------------------
Commission file number                           0-14463
                       -------------------------------------------------------
                                          Wells Real Estate Fund I
                       -------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

            Georgia                                  58-1565512
-----------------------------------   -----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
---------------------------------------------   -------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
--------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class                  Name of exchange on which registered
-------------------------------   ----------------------------------------------
          NONE                                         NONE
-------------------------------   ----------------------------------------------

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

Yes  X    No
    ---      ---

Aggregate market value of the voting stock held by non-affiliates:      Not
                                                                    -----------
Applicable
----------

                                     PART I
                                     ------

ITEM  1.    BUSINESS
--------------------

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

The Partnership owns interests in the following joint ventures: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, (ii) Fund I-Fund II Tucker, and (iii) the Fund I, II, II-OW, VI, VII Joint Venture

As of December 31, 1998, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, owned by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by the Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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

ITEM 2.    PROPERTIES
---------------------

The Partnership owns six properties directly or through its ownership in joint ventures of which two are office buildings, three are retail buildings, and one is a combined office and retail project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998 and 1997 these properties were 78.8% occupied, down from 87.20% at December 31, 1996.

The following table shows lease expirations during each of the next ten years as of December 31, 1998, assuming no exercise of renewal options or termination rights:


                                                                Partnership                     Percentage
                                                                 Share of       Percentage       of Total
  Year of        Number of                      Annualized      Annualized       of Total       Annualized
   Lease          Leases        Square Feet     Gross Base      Gross Base      Square Feet     Gross Base
 Expiration      Expiring        Expiring        Rent (1)        Rent (1)        Expiring          Rent
 ------------------------------------------------------------------------------------------------------------

    1999            18             29,220       $  371,431     $  253,199          17%            17.53%
    2000            34             57,149          704,710        496,526          34%            34.38%
    2001            16             37,895          492,717        323,734          22%            22.42%
    2002(2)          5              3,750           68,107         43,777           2%             3.03%
    2003            11             35,337          464,756        288,772          21%            19.99%
    2004             1              3,540           27,035         27,035           2%             1.87%
    2005             0                  0                0              0           0%             0.00%
    2006             0                  0                0              0           0%             0.00%
    2007             0                  0                0              0           0%             0.00%
    2008             1              3,600           46,793         11,230           2%             0.78%
-------------------------------------------------------------------------------------------------------------
                    86            170,491       $2,175,549     $1,444,273         100%           100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Lease expiring is ground lease only with McDonald's.

The following describes the properties in which the Partnership owns an interest as of December 31, 1998:

Paces Pavilion Property
-----------------------

On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Paces Pavilion Property") for a purchase price of $3,443,203.
The Paces Pavilion Property contains approximately 32,339 of net rentable square feet, and the entire building was leased to HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA") until December 31, 1996. HCA is a medical support staff group which supplies health care workers to West Paces Ferry Hospital. Although efforts were made to negotiate a new lease, HCA vacated the premises as of December 31, 1996. Management has hired an outside firm to engage a tenant. Rental income is currently being generated from four
(4) leaseholders occupying 3,917 square feet.

The occupancy rate at the Paces Pavilion Property was 12.6% for the year ended in December 31, 1998, 27.8% for the year ended December 31, 1997 and 100% for the years ending December 31, 1996, 1995 and 1994.

The average effective annual rental per square foot at the Paces Pavilion Property was $2.44 for 1998, $4.17 for 1997 and $16.86 for 1996, 1995 and 1994.

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

The occupancy rate at the Crowe's Crossing Property was 94% in 1998, 86% in 1997, 89% in 1996, 88% in 1995 and 1994, and 86% in 1993.

The average annual rental per square foot at the Crowe's Crossing Property was $7.43 for 1998, $7.40 for 1997, $7.92 for 1996, $7.60 for 1995 and $7.49 for
1994.

As of December 31, 1998, the Partnership had expended a total of $8,342,657 for the acquisition of the Crowe's Crossing Property.

Black Oak Plaza Property/Fund I
-------------------------------

On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contained a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug, the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of December 31, 1998, Black Oak Plaza was approximately 73% leased to 22 tenants. Cato/Cato Plus, a women's clothing store, is the only tenant occupying 10% or more of the rentable square footage of the property. Cato's lease for 8,610 square feet, approximately 12.5% of the total, expires in January, 1999 and is currently on a month to month basis. The occupancy rate at Black Oak Plaza was 73% in 1998, 78% in 1997, 74% in 1996, 77% in 1995, 84% in 1994, and 76% in
1993. The average annual rental per square foot at Black Oak Plaza was $6.41 in 1998, $6.53 in 1997, $6.08 for 1996, $6.14 for 1995, $6.37 for 1994, and $5.31
for 1993.

As of December 31, 1998, the Partnership had expended a total of $4,636,899 for the acquisition of Black Oak Plaza.

Peachtree Place Property/Fund I and Wells & Associates, Inc.
------------------------------------------------------------

In 1985, the Partnership acquired an interest in two commercial office buildings located at Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of December 31, 1998, the Partnership had made total capital contributions of $1,552,367 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of December 31, 1998, the buildings at the Peachtree Place Property were 74% leased to six tenants.

The occupancy rate at the Peachtree Place Property was 74% in 1998, 95.3% in 1997, 100% in 1996, 1995 and 1994.

The average annual rental per square foot at the Peachtree Place Property was $15.51 for 1998, $15.88 for 1997, $16.08 for 1996, $13.62 for 1995 and $14.31
for 1994.

Two tenants occupy ten percent or more of the rentable square footage, Dr. Keith Broome, a dentist, and Dr. Christian Loetscher, an oral surgeon. The other tenants in the office park provide typical commercial office services.

Dr. Loetscher's original lease represented 2,067 rentable square feet. In 1995, he expanded and increased his rentable space by an additional 2,333 square feet for a total of 4,400 rentable square feet. Dr. Loetscher's lease calls for an annual base rent of $73,483 in 1998 and base rent of $76,083 in 1999. The lease expires December 31, 2002.

Dr. Keith Broome's lease represents 2,016 rentable square feet. The annual base rent under the lease is $35,196 for 1997, $34,272 for 1998 and 1999. The lease expires December 31, 2002.

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

Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of December 31, 1998, the Partnership had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,833,346 for the acquisition and development of the Tucker Property. As of December 31, 1998, the Partnership had approximately a 55% equity interest in the Tucker Property, and the Fund II - Fund II-OW Joint Venture held approximately a 45% equity interest in the Tucker Property. As of December 31, 1998, the Tucker Property was 94% occupied by 35 tenants.

There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property was 94% in 1998, 85% in 1997, 77% in 1996, 83% in 1995, and 96% in 1994.

The average effective annual rental per square foot at the Tucker Property was $12.76 for 1998, $11.08 for 1997, $13.78 for 1996, $12.61 for 1995 and $12.63
for 1994.

Cherokee Property/Fund I, II, II-OW, VI and VII Joint Venture
-------------------------------------------------------------

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

As of December 31, 1998, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1998, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were as follows: the Partnership 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VI 11% and Wells Fund VII 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Property.
As of December 31, 1998, the Cherokee Property was approximately 91% occupied by 20 tenants, including Kroger.

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

The occupancy rate at the Cherokee Property was 91% in 1998, 94% in 1997, 93% in 1996, 94% in 1995 and 91% in 1994.

The average annual rental per square foot at the Cherokee Property was $8.78 for 1998, $8.49 for 1997, $8.59 for 1996, $7.50 for 1995 and $5.33 for 1994.


ITEM 3.    LEGAL PROCEEDINGS
----------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                    PART II

ITEM 5.    MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY   HOLDER MATTERS
-------------------------------------------------------------------------------

As of February 28, 1999, the Partnership had 98,716 outstanding Class A Units held by a total of 3,682 Limited Partners and 42,568 outstanding Class B Units held by a total of 930 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1998 to be $154.55 per Class A Unit and $330.31 per Class B Unit based on market conditions existing in early December, 1998. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Class A Unit holders are entitled to an annual 9% non-cumulative distribution preference over Class B Unit holders as to distributions from Cash Available for Distribution but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash Available for Distribution to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class A or Class B Units during 1998. The Partnership is reserving all operating cash flow which would otherwise be available for distribution to fund the proposed reconfiguration of the interior of the Paces Pavillion Building. Cash distributions made to the Limited Partners holding Class A Units during the two most recent fiscal years were as follows:

                                          Per Class A      Per Class A      Per Class B       Per Class B
                                             Unit              Unit             Unit              Unit
 Distribution for       Total Cash        Investment        Return of        Return of           General
 Quarter Ended          Distributed         Income           Capital          Capital            Partner
------------------------------------------------------------------------------------------------------------

March 31, 1997           $ 279,689           $2.83             $0.00            $0.00              $0.00
June 30, 1997            $ 308,490           $3.13             $0.00            $0.00              $0.00
September 30, 1997       $ 308,500           $3.13             $0.00            $0.00              $0.00
December 31, 1997        $ 174,564           $1.76             $0.00            $0.00              $0.00
March 31, 1998           $       0           $0.00             $0.00            $0.00              $0.00
June 30, 1998            $       0           $0.00             $0.00            $0.00              $0.00
September 30, 1998       $       0           $0.00             $0.00            $0.00              $0.00
December 31, 1998        $       0           $0.00             $0.00            $0.00              $0.00

 .ITEM 6.       SELECTED FINANCIAL DATA
--------------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994:

                                   1998            1997            1996            1995            1994
------------------------------------------------------------------------------------------------------------

Total Assets                      $23,098,782     $23,593,566    $24,968,886     $26,086,260    $27,020,983
Total Revenues                      1,636,172       1,643,943      1,967,743       2,169,532      2,084,942
Net (Loss) Income                    (337,675)       (305,296)       101,804         746,262        808,112
Net (Loss) Income
 allocated to Class
 A Limited Partners                  (337,675)      1,059,405      1,416,538       1,657,310      1,472,306
Net Loss
 allocated to Class
   B Limited Partners                       0      (1,364,701)    (1,314,734)       (911,048)      (664,194)
Net (Loss) Income
 per Class A Limited
 Partner Unit                           (3.42)          10.73          14.35           16.79          14.91
Net Loss
 per Class B Limited
 Partner Unit                            0.00          (32.06)        (30.89)         (21.40)        (15.60)
Cash Distributions
  to Investors:
 Investments income
  Class A Units                          0.00           10.85          12.92           17.24          13.12
 Return of Capital
  Class A Units                          0.00            0.00           0.00            0.00           0.00


TEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS
-------------------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $1,636,172 for the fiscal year ended December 31, 1998, as compared to $1,643,943 for the fiscal year ended December 31, 1997 and $1,967,743 for the fiscal year ended December 31, 1996. The decrease was due primarily to decreased rental income primarily at Paces Pavilion.

Expenses of the Partnership were $1,973,731 for the fiscal year ended December 31, 1998, as compared to $1,945,614 for the fiscal year ended December 31, 1997 and $1,861,777 for the fiscal year ended December 31, 1996. The increase in 1998 over 1997 was due to parking lot repairs, HVAC and roof repairs, and increased legal fees. The increase for 1997 over 1996 was due to several
factors.   Bad debt write-off of tenant receivables increased to $103,115 for
1997 as compared to $21,359 in 1996. Loss on real estate assets increased to $60,391 in 1997 as compared to $15,292 in 1996 due to returning suites to white-shell in preparation for new tenants at Black Oak Plaza and Crowe's Crossing Shopping Center. Depreciation expense increased for 1998 over 1997 due to increased tenant improvements.

Net loss of the Partnership was $337,675 for the fiscal year ended December 31, 1998, and $305,296 for the fiscal year ended December 31, 1997 as compared to net income of $101,804 for 1996. The net loss for 1997 and 1998 is due to decreased revenues and increased expenses as discussed above.

The Partnership's cash distribution to the Limited Partners holding Class A Units was $10.85 per unit for the fiscal year ended December 31, 1997 and $12.92 for 1996. No cash distributions were made to the Limited Partners holding Class A Units for the year ending December 31, 1998 or Class B Units or to the General Partners for the fiscal year ended December 31, 1998, 1997, and 1996.

The Partnership is reserving all operating cash flow generated during 1998 which would otherwise be available for distribution to the Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building.
The lease with Hospital Corporation of America (HCA) expired December 31, 1996 and as of December 31, 1998, the building is only 12.6% leased. The Partnership is actively pursuing a lease renewal.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed of",
which is effective  for  fiscal years   beginning  after  December  15,  1996.
SFAS   No.   121 establishes standards for determining when impairment  losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

Property Operations
-------------------

As of December 31, 1998, the Partnership's ownership interest in the Paces Pavilion Property, Black Oak Plaza and Crowe's Crossing Shopping Center is 100%, the Peachtree Place Property is 89.95%, Fund I - Fund II Tucker Joint Venture is 55.09% and Fund I, II, II-OW, VI and VII Joint Venture is 24%.

As of December 31, 1998, the Partnership owned interests in the following properties:

Paces Pavilion Property/Fund I
------------------------------

                                                    For the Year Ended December 31
                                --------------------------------------------------------------------
                                        1998                    1997                    1996
                                        ----                    ----                    ----
Revenues:
 Rental income                        $  79,054              $ 134,951                $545,149
                                      ---------              ---------                --------

Expenses:
 Depreciation                           256,157                251,755                 251,719
 Management and
  leasing expenses                        4,800                  8,652                  32,709
  Other operating expenses              243,744                241,180                  25,815
                                      ---------              ---------                --------
                                        504,701                501,587                 310,243
                                      ---------              ---------                --------

Net (loss) income                     $(425,647)             $(366,636)               $234,906
                                      =========              =========                ========

Occupied%                                  12.6%                  27.8%                    100%
Partnership Ownership%                      100%                   100%                    100%
Cash generated to the
 Partnership                          $       0              $       0                $485,204

Net income allocated to the
 Partnership                          $(425,647)             $(366,636)               $234,906

Rental income decreased to $79,054 in 1998 from $134,951 in 1997 and $545,149 in 1996, due to decreased tenant occupancy after HCA vacated the premises effective December 31, 1996. Management and leasing fees decreased to $4,800 in 1998 from $8,652 in 1997 and $32,709 in 1996 due to lowered tenant occupancy. Other operating expenses remained relatively stable from 1998 to 1997 but increased to $241,180 in 1997 over $25,815 in 1996 primarily due to accrued common area expenses of approximately $145,000 payable to the Paces Pavilion Condominium Association and other maintenance expenses. HCA was under a triple-net lease and was directly responsible for all expenses.

As of December 31, 1998, capital improvements and renovations totaling $36,892 have been incurred at Paces Pavilion in preparation for re-leasing the space formerly occupied by HCA. Currently, there are four tenants occupying 12.6% of the premises. Management is actively seeking replacement tenants for the remaining space at Paces Pavilion.
Because of the decreased rental income, increased expenses and capital improvements, no cash was generated to the Partnership in 1998.

Rental income is currently being generated through four (4) leaseholders occupying 3,917 square feet.

Real estate taxes were paid by HCA directly during the years of occupancy at the Paces Pavilion Property and are included in the Paces Pavilion Condominium Association monthly fee for 1998.

The Partnership's ownership percentage has remained constant at 100% for the years 1998, 1997, and 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Crowe's Crossing Shopping Center/Fund I
---------------------------------------

                                                    For the Year Ended December 31
                                     ---------------------------------------------------------
                                        1998                    1997                    1996
                                        ----                    ----                    ----
Revenues:
 Rental income                        $696,530                $693,334                $679,529
                                      --------                --------                --------

Expenses:
 Depreciation                          417,588                 417,262                 405,116
 Management and
 leasing expenses                       76,243                  66,509                  35,074
 Other operating expenses               71,925                 187,504                 280,610
                                      --------                --------                --------
                                       565,756                 671,275                 720,800
                                      --------                --------                --------

Net income (loss)                     $130,774                $ 22,059                $(41,271)
                                      ========                ========                ========

Occupied %                                  94%                     86%                     89%
Partnership Ownership %                    100%                    100%                    100%

Cash generated to the
 Partnership                          $606,495                $545,071                $284,270

Net income (loss) generated
 to the Partnership                   $130,774                $ 22,059                $(41,271)

Rental income for December 31, 1998 remained relatively stable even though occupancy rates increased due primarily to one tenant that moved in and didn't pay rent for the year, which was replaced by a new tenant that moved in December 1998. Other operating expenses decreased for 1998 as compared to 1997 and 1996 due to painting the center and decreased security coverage in 1997.

Management and leasing expenses increased in 1998 compared to 1997 due to the payment of CAM reimbursements from Kroger. Cash generated to the Partnership increased in 1998 compared to 1997 due primarily to the increase in rental income in 1998 and decreases in operating expenses and capital expenditures.

Real estate taxes were $87,045 in 1998, $84,973 in 1997, $83,860 in 1996 and
1995.
The Partnership's ownership percentage has remained constant at 100% for the years 1997, 1996, and 1995.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Black Oak Plaza/Fund I
----------------------

                                                    For the Year Ended December 31
                                     ---------------------------------------------------------
                                        1998                    1997                    1996
                                        ----                    ----                    ----

Revenues:
 Rental income                       $ 441,890                $447,027                $416,114
                                     ---------                --------                --------

Expenses:
 Depreciation                          266,866                 254,009                 235,326
 Management and
 leasing expenses                       46,857                  39,040                  34,132
 Other operating expenses              232,521                 161,635                 173,225
                                     ---------                --------                --------
                                       546,244                 454,684                 442,683
                                     ---------                --------                --------

Net (loss)                           $(104,354)               $ (7,657)               $(26,569)
                                     =========                ========                ========

Occupied %                                  73%                     78%                     74%
Partnership Ownership %                    100%                    100%                    100%
Cash generated to the
 Partnership                         $ 208,670                $187,385                $ 95,893

Net loss generated
 to the Partnership                  $(104,354)               $ (7,657)               $(26,569)

Rental income decreased in 1998 to $441,890 compared to $447,027 in 1997 and increased in 1997 from $416,114 in 1996, due to fluctuation in tenant occupancy at the property. Depreciation increased in 1998 compared to 1997 due to additional building and landscaping improvements as well as tenant improvements for two new tenants. The increase in management and leasing expenses in 1998 is due to the payment of lease acquisitions fees for new tenants in February, 1998. Other operating expenses increased in 1998, as compared to 1997, due to changes in the 1996 CAM reimbursements which were reflected in 1997 at the time these changes in estimates were identified, and increased in parking lot repairs, and legal fees. Cash generated to the Partnership increased in 1998, as compared to 1997, due primarily to increased capital expenditures of approximately $15,700 and the increase in expenses noted above.

Real estate taxes were $39,479 for 1998, $40,634 for 1997, and $41,655 for 1996
and 1995.

The Partnership's ownership percentage remained constant at 100% for the years 1998, 1997 and 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Peachtree Place/Fund I and Wells & Associates, Inc. Joint Venture
-----------------------------------------------------------------

                                                    For the Year Ended December 31
                                     ---------------------------------------------------------
                                        1998                    1997                    1996
                                        ----                    ----                    ----

Revenues:
 Rental income                       $267,476                $276,345                $276,345
 Interest income                           24                      22                      30
                                     --------                --------                --------
                                      267,500                 273,826                 276,375
                                     --------                --------                --------
Expenses:
 Depreciation                        $ 85,148                  87,057                  86,303
 Management and
  leasing expenses                     22,450                  22,931                  15,265
 Other operating expenses             158,749                 127,686                 133,398
                                     --------                --------                --------
                                      266,347                 237,674                 234,966
                                     --------                --------                --------

Net income                           $  1,153                $ 36,152                $ 41,409
                                     ========                ========                ========

Occupied %                              74.02%                  95.34%                 100.00%
Partnership Ownership %                 89.95%                  89.95%                  89.95%
Cash distribution to the
 Partnership                         $ 82,286                $128,771                $112,719

Net income allocated to
 the Partnership                     $  1,037                $ 32,518                $ 37,247

Rental income decreased slightly for the year ended December 31, 1998, as compared to the same period for 1997 and 1996, due to decreased occupancy. The increase in management and leasing expenses were due primarily to leasing commissions paid in 1998 and in 1997 in order to obtain new tenants and renew existing leases. Operating expenses increased from $127,686 in 1997 to $158,749 in 1998 due to increased HVAC and roof repairs. The decrease in operating expenses in 1997 as compared to 1996 was due primarily to lower repairs and maintenance costs and a decrease in utilities. Net income decreased in 1998 as compared to net income in 1997 and 1996 due to the increase in expenses and decrease in rental income. Cash distributions decreased to $82,286 in 1998 from $128,771 in 1997 due to the increase in operating expenses as discussed above. Cash distributions increased in 1997 as compared to 1996 as a result of decreased operating expenses.

Real estate taxes were $15,650 for 1998 and 1997, and $16,331 for 1996.

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

Tucker Property/Fund I - Fund II  Tucker Joint Venture
------------------------------------------------------

                                                    For the Year Ended December 31
                                     ---------------------------------------------------------
                                        1998                    1997                    1996
                                        ----                    ----                    ----

Revenues:
  Rental income                       $1,242,332             $1,077,916              $1,065,598
Interest income                                0                  1,159                     624
                                       ----------             ----------              ----------
                                       1,242,332               1,079,075               1,066,222
                                       ----------             ----------              ----------
Expenses:
  Depreciation                            440,099                419,928                 419,137
(Gain) Loss on
   Real Estate Assets                           0                (45,943)             $   61,985
   Management and
     leasing expenses                     164,378                122,452                 118,542
   Other operating expenses               532,985                532,859                 501,724
                                       ----------             ----------              ----------
                                        1,137,462              1,029,296               1,101,388
                                       ----------             ----------              ----------

Net income (loss)                      $  104,870             $   49,779              $  (35,166)
                                       ==========             ==========              ==========

Occupied %                                 93.94%                 84.83%                  77.00%

Partnership Ownership %                    55.09%                 55.09%                  55.09%

Cash distribution to the
  Partnership                           $  269,139             $  205,024              $  290,352
Net income (loss) allocated
 to the Partnership                     $   57,773             $   27,423              $  (19,373)

Rental income increased in 1998 compared to 1997 and in 1997 as compared to 1996 due primarily to increased tenant occupancy at the property. In 1997, a loss on retirement of assets of $58,952 was offset by insurance reimbursements of $104,895 for fire damage which occurred in 1996 and wind storm damage in 1997. Other operating expense remained stable in 1998 as compared to 1997 but increased in 1997 compared to 1996 due primarily to an increase in heating and air conditioning repairs, painting expense and maintenance. The increase in depreciation and management and leasing expenses in 1998 compared to 1997 was the result of increased occupancy which resulted in increased tenant improvements.

Net income increased in 1998 compared to 1997 and 1997 to 1996 due primarily to increased rental income and the insurance reimbursement discussed above.

The property was 94% leased as of December 31, 1998, as compared to 85% as of December 31, 1997, and 77% as of December 31, 1996. Real estate taxes were $93,697 in 1998, $108,836 in 1997, and $111,947 in 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Cherokee Commons Shopping Center/Fund I, II, II-OW, VI and VII Joint Venture
----------------------------------------------------------------------------

                                                    For the Year Ended December 31
                                     ---------------------------------------------------------
                                        1998                    1997                    1996
                                        ----                    ----                    ----
Revenues:
 Rental income                        $909,831                $880,652                 $890,951
 Interest income                            84                      67                       73
                                      --------                --------                 --------
                                       909,915                 880,719                  891,024
Expenses:

 Depreciation                          444,660                 440,882                  429,419
Management and
  leasing expenses                      82,517                  78,046                   48,882
Other operating expenses                84,676                 138,294                  180,841
                                      --------                --------                 --------
                                       611,853                 657,222                  659,142
                                      --------                --------                 --------

Net income                            $298,062                $223,497                 $231,882
                                      ========                ========                 ========

Occupied %                              91.00%                  94.41%                   93.00%
Partnership Ownership %                 24.00%                  24.00%                   24.00%

Cash distributed to the
 Partnership                         $193,285                $160,881                 $189,008

Net income allocated to the
 Partnership                         $ 71,604                $ 53,691                 $ 55,705

Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule in 1997. Rental income decreased in 1997 compared to 1996 due to decreased occupancy at the property for the first three quarters of 1997. The increase in occupancy in the fourth quarter 1997 is due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to $84,676 in 1998 from $138,294 in 1997, and decreased from $180,841 in 1996. The decrease in operating expenses in 1998, as compared to 1997, is due to decreased expenditures for tenant improvements, common area expenses and legal fees. The decrease in operating expenses in 1997 as compared to 1996 is due to a change in the estimated billing of common area maintenance charges and property taxes which was partially offset by increases in plumbing repairs and contract labor expenses. Net income of the property increased to $298,062 in 1998 and decreased to $223,497 in 1997 from $231,882 in 1996, due to the reasons discussed above.

Real estate taxes were $77,311 for 1998, $67,259 for 1997 and $63,696 for 1996.

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

The Partnership's net cash provided by operating activities decreased to $632,778 in 1998 as compared to $872,851 in 1997 and $1,083,576 for 1996 primarily due to decreased net income.

Net cash provided by investing activities increased to $391,609 in 1998 from $239,519 in 1997, due to decreased building and tenant improvements partially offset by increased distributions from joint ventures and increased to $239,519 in 1997 as compared to $217,741 in 1996 due to decreased building and tenant improvements in 1997. Net cash used in financing activities decreased to $183,505 in 1998 as compared to $1,188,347 in 1997 and $1,420,927 in 1996 due to decreased distributions to partners due to decreased rental income and increased property expenses and the reserving of distributions in 1998 for tenant improvements at the Paces Pavilion property. As a result, cash and cash equivalents increased to $969,081 in 1998 as compared to $128,199 in 1997 and $204,176 in 1996.

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

Year 2000
---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

  The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

  Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

                                    PART III


ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP
-----------------------------------------------

Wells Capital, Inc.  Wells Capital, Inc. ("Capital") is a Georgia corporation
-------------------
formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr.

Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-----------------------------------------------------------

No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 1998 from the Partnership or with respect to the Partnership's interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interests in properties owned through joint ventures, as of December 31, 1998, deferred cash compensation of approximately $2,269,189 of which $1,625,810 was accrued at the Partnership level and the remainder at the joint venture level, was due to the General Partners and their affiliates, of which $175,663 was accrued for fiscal year 1998.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1998.

                (A)                                     (B)                                  (C)

  Name of Individual or Number in       Capacities in which served Form of
  Group                                            Compensation                       Cash Compensation
-------------------------------------------------------------------------------------------------------------
Wells Management Company, Inc.         Property Manager-Management                        $227,230 (1)
                                       And Leasing Fees

Wells Capital, Inc.                    General Partner-Partnership                             0
                                       Cash Flow Distributions

Leo F. Wells, III                      General Partner-Partnership                             0
                                       Cash Flow Distributions



(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 1998.

          (1)                       (2)                        (3)                          (4)
                            Name and Address of         Amount and Nature of
    Title of Class            Beneficial Owner          Beneficial Ownership          Percent of Class
-----------------------   ------------------------    -------------------------   ------------------------

     Class A Units           Leo F. Wells, III        146 Units (IRA, 401 (k)           Less than 1%
                                                      and Profit Sharing)

     Class B Units           Leo F. Wells, III        202 Units  (401 (k) and           Less than 1%
                                                      Profit Sharing)

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


Interest in Partnership Cash Flow and Net Sale Proceeds
-------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no partnership cash flow or net sale proceeds during 1998.

Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership's interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of December 31, 1998, deferred property management and leasing fees totaling $2,269,189 were due to Wells Management Company, Inc., of which $175,663 was accrued for fiscal year 1998.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1998, no real estate commissions were paid to the General Partners or their affiliates.



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

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.



     (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26h day of March, 1999.

                              Wells Real Estate Fund I
                              (Registrant)



                              By:   /s/Leo F. Wells, III
                                    -------------------------------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                                        Title
---------                                        -----




/s/Leo F. Wells, III                  Individual General Partner,               March 26, 1999
--------------------                  President and Sole Director of
Leo F. Wells, III                     Wells Capital, Inc., the
                                      Corporate General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                                       Page
--------------------                                                       ----

Independent Auditors' Report                                                F2

Balance Sheets as of December 31, 1998 and 1997                             F3

Statements of  (Loss) Income for the Years ended
     December 31, 1998, 1997, and 1996                                      F4

Statements of Partners' Capital for the Years Ended
     December 31, 1998, 1997, and 1996                                      F5

Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997, and 1996                                      F6

Notes to Financial Statements for
     December 31, 1998, 1997, and 1996                                      F7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund I and Subsidiary:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE FUND I (a Georgia public limited partnership) AND SUBSIDIARY as of December 31, 1998 and 1997 and the related consolidated statements of (loss) income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                                                 1998          1997
                                                                                             -----------   -----------
REAL ESTATE ASSETS, at cost:
  Land                                                                                       $ 2,894,193   $ 2,894,193
  Building and improvements, less accumulated depreciation of $7,379,963
   and $6,354,205 at December 31, 1998 and 1997, respectively                                 12,305,562    13,279,260
                                                                                             -----------   -----------
           Total real estate assets                                                           15,199,755    16,173,453

INVESTMENT IN JOINT VENTURES                                                                   6,500,083     6,833,129

CASH AND CASH EQUIVALENTS                                                                        969,081       128,199

DUE FROM AFFILIATES                                                                               83,222        64,469

ACCOUNTS RECEIVABLE                                                                              230,510       293,644

DEFERRED LEASE ACQUISITION COSTS                                                                  57,590        46,378

PREPAID EXPENSES AND OTHER ASSETS                                                                 58,541        54,294
                                                                                             -----------   -----------
             Total assets                                                                    $23,098,782   $23,593,566
                                                                                             ===========   ===========

                              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                                                      $    70,049   $   138,088
  Due to affiliate                                                                             1,624,749     1,531,215
  Refundable security deposits                                                                    56,709        55,808
  Partnership distributions payable                                                                4,843       179,270
  Minority interest                                                                              108,853       117,931
                                                                                             -----------   -----------
           Total liabilities                                                                   1,865,203     2,022,312
                                                                                             -----------   -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
     Class A                                                                                  21,233,579    21,571,254
     Class B                                                                                           0             0
                                                                                             -----------   -----------
           Total partners' capital                                                            21,233,579    21,571,254
                                                                                             -----------   -----------
           Total liabilities and partners' capital                                           $23,098,782   $23,593,566
                                                                                             ===========   ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                           1998               1997               1996
                                                                        ----------         ----------         ----------
REVENUES:
  Rental income                                                         $1,484,950         $1,549,117         $1,917,137
  Equity in income of joint ventures                                       129,377             81,114             36,332
  Interest income                                                           21,845             13,712             14,274
                                                                        ----------        -----------         ----------
                                                                         1,636,172          1,643,943          1,967,743
                                                                        ----------        -----------         ----------
EXPENSES:
  Depreciation                                                           1,025,759          1,010,084            978,463
  Operating costs, net of reimbursements                                   463,280            413,522            443,441
  Partnership administration                                               109,094            118,909            143,214
  Management and leasing fees                                              146,350            144,761            150,355
  Legal and accounting                                                     173,873             85,683             97,231
  Bad debt expense                                                          47,816            103,115             21,359
  Computer costs                                                             7,559              9,149             12,422
  Loss on real estate assets                                                     0             60,391             15,292
                                                                        ----------        -----------         ----------
                                                                         1,973,731          1,945,614          1,861,777
                                                                        ----------        -----------         ----------
(LOSS) INCOME BEFORE MINORITY INTEREST                                    (337,559)          (301,671)           105,966

MINORITY INTEREST                                                             (116)            (3,625)            (4,162)
                                                                        ----------        -----------         ----------
NET (LOSS) INCOME                                                       $ (337,675)       $  (305,296)        $  101,804
                                                                        ==========        ===========         ==========
NET (LOSS) INCOME ALLOCATED TO CLASS A
 LIMITED PARTNERS                                                       $ (337,675)       $ 1,059,405         $1,416,538
                                                                        ==========        ===========         ==========
NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                                               $        0        $(1,364,701)       $(1,314,734)
                                                                        ==========        ===========        ===========
NET (LOSS) INCOME PER CLASS A LIMITED
 PARTNER UNIT                                                           $    (3.42)        $    10.73         $    14.35
                                                                        ==========         ==========         ==========

NET LOSS PER CLASS B LIMITED
 PARTNER UNIT                                                           $     0.00         $   (32.06)        $   (30.89)
                                                                        ==========         ==========         ==========


 CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                     $     0.00         $    10.85         $    12.92
                                                                        ==========         ==========         ==========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                       Limited Partners
                                        ----------------------------------------------
                                               Class A                 Class B                           Total
                                        ----------------------                            General      Partners'
                                          Units       Amount      Units       Amount      Partners      Capital
                                        ---------   ----------  ---------   ----------  ------------ ------------
BALANCE, December 31, 1995               98,716    $21,442,415    42,568   $ 2,679,435      $    0   $24,121,850

  Net income (loss)                           0      1,416,538         0    (1,314,734)          0       101,804
  Partnership distributions                   0     (1,275,862)        0             0           0    (1,275,862)
                                         ------    -----------    ------   -----------      ------   -----------
BALANCE, December 31, 1996               98,716     21,583,091    42,568     1,364,701           0    22,947,792

  Net income (loss)                           0      1,059,405         0    (1,364,701)          0      (305,296)
  Partnership distributions                   0     (1,071,242)        0             0           0    (1,071,242)
                                         ------    -----------    ------   -----------      ------   -----------
BALANCE, December 31, 1997               98,716     21,571,254    42,568             0           0    21,571,254

  Net loss                                    0       (337,675)        0             0           0      (337,675)
                                         ------    -----------    ------   -----------      ------   -----------
BALANCE, December 31, 1998               98,716    $21,233,579    42,568   $         0      $    0   $21,233,579
                                         ======    ===========    ======   ===========      ======   ===========



 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                                   1998                1997                1996
                                                                                ----------        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                               $ (337,675)       $  (305,296)         $   101,804
                                                                                ----------        -----------          -----------
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Equity in income of joint ventures                                              (129,377)           (81,114)             (36,332)
  Depreciation                                                                   1,025,759          1,010,084              978,463
  Loss on real estate assets                                                             0             60,391               15,292
  Changes in assets and liabilities:
     Accounts receivable                                                            63,134             70,018             (145,526)
     Deferred lease acquisition costs                                              (11,212)           (10,570)             (20,844)
     Prepaid expenses and other assets                                              (4,247)            11,015              (11,030)
     Accounts payable, accrued expenses, and
      refundable security deposits                                                 (67,138)              (320)              56,329
     Due to affiliate                                                               93,534            118,643              145,420
                                                                                ----------        -----------          -----------
       Total adjustments                                                           970,453          1,178,147              981,772
                                                                                ----------        -----------          -----------
       Net cash provided by operating
        activities                                                                 632,778            872,851            1,083,576
                                                                                ----------        -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate                                                          (52,061)          (173,469)            (275,066)
Distributions received from joint ventures                                         443,670            412,988              492,807
                                                                                ----------        -----------          -----------
     Net cash provided by investing activities                                     391,609            239,519              217,741
                                                                                ----------        -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners in excess of accumulated
 earnings                                                                         (174,427)        (1,177,659)          (1,412,495)
Minority interest                                                                      116              3,625                4,162
Distributions to minority interest                                                  (9,194)           (14,313)             (12,594)
                                                                                ----------        -----------          -----------
     Net cash used in financing activities                                        (183,505)        (1,188,347)          (1,420,927)
                                                                                ----------        -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                       840,882            (75,977)            (119,610)

CASH AND CASH EQUIVALENTS, beginning of year                                       128,199            204,176              323,786
                                                                                ----------        -----------          -----------
CASH AND CASH EQUIVALENTS, end of year                                          $  969,081        $   128,199          $   204,176
                                                                                ==========        ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996


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

    The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. As of December 31, 1998, the Partnership owned the following properties directly: (i) the Paces Pavilion Property ("Paces Pavilion"), a medical office building located in Atlanta, Georgia (formerly called the Howell Mill Road Property); (ii) the Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia; (iii) the Black Oak Property, a shopping center located in Knoxville, Tennessee; and (iv) the Peachtree Place Property ("Wells-Baker"), two commercial office buildings located in Atlanta, Georgia. In addition, through its investment in joint ventures, the Partnership owns interests in the following properties: Heritage Place at Tucker ("Tucker"), a retail shopping and commercial office complex located in Tucker, Georgia, and the Cherokee Commons Shopping Center ("Cherokee Commons"), a shopping center located in Cherokee County, Georgia.

    Basis of Presentation

    The financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at December 31, 1998 and 1997. All significant intercompany balances have been eliminated in consolidation.

   Minority Interest

   Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At December 31, 1998 and 1997, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

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

   One significant tenant at Paces Pavilion represented 100% of rental income of the Partnership for the year ended December 31, 1996, of which approximately 25% was received from sublessees. This tenant vacated the property effective December 31, 1996 and the property is currently only 13% occupied. The Partnership is actively seeking replacement tenants for occupancy of the remainder of the space at Paces Pavilion; however, in the event that replacement tenants require significant tenant improvements and renovations to the space to be leased, it is anticipated that such amounts may be funded from cash of the Partnership which would otherwise have been distributed to the Limited Partners. In such event, cash distributions to Limited Partners holding Class A Units may be reduced or suspended pending funding of amounts required for any such tenant improvements or renovations. As of January 27, 1999, the Partnership has not been successful in re-leasing a substantial portion of Paces Pavilion.

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

         . To all the general partners until they have received 100% of their capital contributions, as defined

         . Thereafter, 85% to the limited partners and 15% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

   Net loss, depreciation and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the Class B limited partners and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     Real Estate Assets

     Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1998.

     Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the average number of units outstanding during the period.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

 2.  RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1998 and 1997, as follows:

                                                                                  1998           1997
                                                                                  ----           ----
            Fund I and II Tucker                                                 $43,284        $15,149
            Fund I, II, II-OW, VI, and VII
              Associates--Cherokee                                                39,938         49,320
                                                                                 -------        -------
                                                                                 $83,222        $64,469
                                                                                 =======        =======

     The Partnership entered into property management agreements with Merchant's Management, Inc. and Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of its properties, the Partnership pays Merchant's Management, Inc. management and leasing fees equal to 1.5% of the gross revenues for management and 1.5% of the gross revenues for leasing. The Partnership will also generally pay Wells Management management and leasing fees equal to
     (a) 1.5% of the gross revenues for management and 1.5% of the gross revenues for leasing, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership's aggregate management and leasing fees are not to exceed a maximum of 6% of annual gross revenues. The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, for the years ended December 31, 1998, 1997, and 1996 of $227,230, $147,282, and $111,371, respectively, which were paid to Wells Management. Wells Management has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interest in properties owned through joint ventures. As of December 31, 1998 and 1997, this deferral totaled $1,624,749 and $1,525,320, respectively, and is included in due to affiliate in the accompanying balance sheets.

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

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

 3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                                      1998                         1997
                                                             -----------------------      -----------------------
                                                             Amount          Percent      Amount          Percent
                                                             ------          -------      ------          -------
          Fund I and II Tucker                                4,758,591        55%        $4,969,956        55%
          Fund I, II, II-OW, VI, and VII
            Associates--Cherokee                              1,741,492        24          1,863,173        24
                                                             ----------                   ----------
                                                             $6,500,083                   $6,833,129
                                                             ==========                   ==========

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1998 and 1997:

                                                                                      1998               1997
                                                                                   -----------        ----------
Investment in joint ventures, beginning of year                                    $6,833,129         $7,117,920
Equity in income of joint ventures                                                    129,377             81,114
Distributions from joint ventures                                                    (462,423)          (365,905)
                                                                                   -----------        ----------
Investment in joint ventures, end of year                                          $6,500,083         $6,833,129
                                                                                   ===========        ==========

   Fund I and II Tucker

   Tucker and Cherokee Commons were previously held in a joint venture between the Partnership and Fund II and II-OW, a Georgia joint venture having Wells Real Estate Fund II and Wells Real Estate Fund II-OW as joint partners. The joint ventures were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Fund I and II Tucker-Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of the Partnership and Fund II and II-OW in each individual property remained unchanged.

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

   In 1996, one of the tenants in Tucker experienced a fire. In 1996, Fund I and II Tucker received an initial insurance settlement of $143,944 for damages to the building. The loss on real estate assets of $61,985 is included in the following statement of loss. In 1997, $104,895 was received as an insurance settlement for the fire damages discussed above and storm damages that occurred in 1997. In addition, a loss from the retirement of real estate assets of $58,952 was incurred. The resulting net gain on real estate assets of $45,943 is included in the following statement of income. Additional insurance proceeds of $27,319 related to these damages were received in 1998 and are reflected as a gain on real estate assets in the following statement of income.

        Following are the financial statements for Fund I and II Tucker:

                              Fund I and II Tucker
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                                       1998              1997
                                                                                    ----------        ----------
Real estate assets, at cost:
   Land                                                                             $3,260,887        $3,260,887
   Building and improvements, less accumulated
    depreciation of $2,913,652 in  1998 and $2,473,553 in
    1997                                                                             6,040,015         6,083,701
    Construction in progress                                                            26,731           280,330
                                                                                    ----------        ----------
          Total real estate assets                                                   9,327,633         9,624,918
Cash and cash equivalents                                                               49,380            12,684
Accounts receivable                                                                     96,362            79,715
Prepaid expenses and other assets                                                      122,181           104,596
                                                                                    ----------        ----------
          Total assets                                                              $9,595,556        $9,821,913
                                                                                    ==========        ==========


                              Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                                            $   64,964        $   74,018
   Partnership distributions payable                                                    66,558            16,060
   Due to affiliates                                                                   548,632           481,228
                                                                                    ----------        ----------
          Total liabilities                                                            680,154           571,306
                                                                                    ----------        ----------
Partners' capital:
   Wells Real Estate Fund I                                                          4,758,591         4,969,956
   Fund II and II-OW                                                                 4,156,811         4,280,651
                                                                                    ----------        ----------
          Total partners' capital                                                    8,915,402         9,250,607
                                                                                    ----------        ----------
          Total liabilities and partners' capital                                   $9,595,556        $9,821,913
                                                                                    ==========        ==========

                              Fund I and II Tucker
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                      1998               1997               1996
                                                                   ----------         ----------         ----------
Revenues:
   Rental income                                                   $1,242,332         $1,077,916         $1,065,598
   Interest income                                                          0              1,159                624
                                                                   ----------         ----------         ----------
                                                                    1,242,332          1,079,075          1,066,222
                                                                   ----------         ----------         ----------
Expenses:
   Operating costs, net of
     reimbursements                                                   515,791            496,258            463,229
   Depreciation                                                       440,099            419,928            419,137
   Management and leasing fees                                        164,378            122,452            118,542
   (Gain) loss on real estate assets                                  (27,319)           (45,943)            61,985
   Property administration                                             32,420             28,665             30,724
   Legal and accounting                                                12,093              7,936              4,386
   Computer costs                                                           0                  0              3,385
                                                                   ----------         ----------         ----------
                                                                    1,137,462          1,029,296          1,101,388
                                                                   ----------         ----------         ----------
Net income (loss)                                                  $  104,870         $   49,779         $  (35,166)
                                                                   ==========         ==========         ==========

Net income (loss) allocated to Wells Real
   Estate Fund I                                                   $   57,773         $   27,423         $  (19,373)
                                                                   ==========         ==========         ==========

Net income (loss) allocated to Fund II
   and II-OW                                                       $   47,097         $   22,356         $  (15,793)
                                                                   ==========         ==========         ==========

                              Fund I and II Tucker
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                   Wells Real          Fund II             Total
                                                                     Estate              and              Partners'
                                                                     Fund I             II-OW              Capital
                                                                  ----------         ----------          -----------
Balance, December 31, 1995                                        $5,457,282         $4,591,825          $10,049,107
   Net loss                                                          (19,373)           (15,793)             (35,166)
   Partnership distributions                                        (290,352)          (194,473)            (484,825)
                                                                  ----------         ----------          -----------
Balance, December 31, 1996                                         5,147,557          4,381,559            9,529,116
   Net income                                                         27,423             22,356               49,779
   Partnership distributions                                        (205,024)          (123,264)            (328,288)
                                                                  ----------         ----------          -----------
Balance, December 31, 1997                                         4,969,956          4,280,651            9,250,607
   Net income                                                         57,773             47,097              104,870
   Partnership distributions                                        (269,138)          (170,937)            (440,075)
                                                                  ----------         ----------          -----------
Balance, December 31, 1998                                        $4,758,591         $4,156,811          $ 8,915,402
                                                                  ==========         ==========          ===========

                             Funds I and II Tucker
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                                       1998               1997              1996
                                                                                    ---------          ---------         ---------
Cash flows from operating activities:
  Net income (loss)                                                                 $ 104,870          $  49,779         $ (35,166)
                                                                                    ---------          ---------         ---------
  Adjustments to reconcile net income (loss) to net
    cash provided by  operating activities:
       Depreciation                                                                   440,099            419,928           419,137
       (Gain) loss on real estate assets                                              (27,319)           (45,943)           61,985
       Changes in assets and liabilities:
          Accounts receivable                                                         (16,647)            (5,244)           24,751
          Prepaid expenses and other assets                                           (17,585)           (54,616)            5,052
          Accounts payable and accrued expenses                                        (9,054)            31,831           (13,972)
          Due to affiliates                                                            67,404             58,435            46,643
                                                                                    ---------          ---------         ---------
            Total adjustments                                                         436,898            404,391           543,596
                                                                                    ---------          ---------         ---------
            Net cash provided by operating
              activities                                                              541,768            454,170           508,430
                                                                                    ---------          ---------         ---------
Cash flows from investing activities:
   Investment in real estate                                                         (142,814)          (346,550)          (63,491)
   Insurance proceeds                                                                  27,319            104,895           143,944
                                                                                    ---------          ---------         ---------
            Net cash (used in) provided by
              investing activities                                                   (115,495)          (241,655)           80,453
                                                                                    ---------          ---------         ---------
Cash flows from financing activities:
   Distributions to joint venture partners                                           (389,577)          (423,108)         (505,628)
                                                                                    ---------          ---------         ---------
Net increase (decrease) in cash and cash equivalents                                   36,696           (210,593)           83,255
Cash and cash equivalents, beginning of year                                           12,684            223,277           140,022
                                                                                    ---------          ---------         ---------
Cash and cash equivalents, end of year                                              $  49,380          $  12,684         $ 223,277
                                                                                    =========          =========         =========

   Fund I, II, II-OW, VI, and VII Associates--Cherokee

   On August 1, 1995, Cherokee Commons was transferred to a new joint venture between the Partnership, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, I, II, II-OW, VI, and VII Associates--Cherokee was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Percentage ownership interests in the joint venture were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. The Partnership's ownership interest in Cherokee Commons changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 55.6%. The $2 million in cash contributed to Cherokee Commons was used to fund an expansion of the property for an existing tenant.

   Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                                      1998             1997
                                                                                   ----------       -----------
Real estate assets, at cost:
  Land                                                                             $1,219,704        $1,219,704
  Building and improvements, less accumulated
    depreciation of $2,717,809 in 1998 and $2,273,149 in
    1997                                                                            6,500,995         6,939,884
                                                                                   ----------        ----------
           Total real estate assets                                                  7,720,699         8,159,588
Cash and cash equivalents                                                             222,814           153,159
Accounts receivable                                                                    35,517            92,516
Prepaid expenses and other assets                                                      90,979            99,869
                                                                                   ----------       -----------
          Total assets                                                             $8,070,009        $8,505,132
                                                                                   ==========       ===========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                                           $  107,129        $   36,851
   Partnership distributions payable                                                  130,838           194,123
   Due to affiliates                                                                  109,267            93,940
                                                                                   ----------       -----------
          Total liabilities                                                           347,234           324,914
                                                                                   ----------       -----------
Partners' capital:
   Wells Real Estate Fund I                                                         1,741,492         1,863,173
   Fund II and II-OW                                                                4,295,663         4,536,781
   Wells Real Estate Fund VI                                                          844,160           891,482
   Wells Real Estate Fund VII                                                         841,460           888,782
                                                                                   ----------       -----------
          Total partners' capital                                                   7,722,775         8,180,218
                                                                                   ----------       -----------
          Total liabilities and partners' capital                                  $8,070,009        $8,505,132
                                                                                   ==========       ===========

               Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                        1998             1997             1996
                                                                       ----------       ----------       ----------
Revenues:
 Rental income                                                           $909,831         $880,652         $890,951
 Interest income                                                               84               67               73
                                                                       ----------       ----------       ----------
                                                                          909,915          880,719          891,024
                                                                       ----------       ----------       ----------
Expenses:
 Depreciation                                                             444,660          440,882          429,419
 Operating costs, net of reimbursements                                    35,715           70,017          126,367
 Property administration                                                   22,934           26,260           42,868
 Management and leasing fees                                               82,517           78,046           48,882
 Legal and accounting                                                       7,363            9,385            8,362
 Computer costs                                                                 0                0            3,244
 Bad debt expense                                                          18,664                0                0
 Loss on real estate assets                                                     0           32,632                0
                                                                       ----------       ----------       ----------
                                                                          611,853          657,222          659,142
                                                                       ----------       ----------       ----------
Net income                                                               $298,062         $223,497         $231,882
                                                                       ==========       ==========       ==========

Net income allocated to Wells Real Estate Fund I                         $ 71,604         $ 53,691         $ 55,705
                                                                       ==========       ==========       ==========
Net income allocated to Fund II and II-OW                                $162,626         $121,942         $126,517
                                                                       ==========       ==========       ==========
Net income allocated to Wells Real Estate Fund VI                        $ 31,916         $ 23,932         $ 24,830
                                                                       ==========       ==========       ==========
Net income allocated to Wells Real Estate Fund VII                       $ 31,916         $ 23,932         $ 24,830
                                                                       ==========       ==========       ==========


               Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                                         Wells Real      Fund II     Wells Real    Wells Real       Total
                                                           Estate          and         Estate        Estate       Partners'
                                                           Fund I         II-OW        Fund VI      Fund VII       Capital
                                                         ----------    ----------    ---------     ---------     ----------
Balance, December 31, 1995                               $2,103,666    $5,028,796      $980,277      $977,577    $9,090,316
  Net income                                                 55,705       126,517        24,830        24,830       231,882
  Partnership distributions                                (189,008)     (409,039)      (72,510)      (72,510)     (743,067)
                                                         ----------    ----------    ----------     ---------     ----------
Balance, December 31, 1996                                1,970,363     4,746,274       932,597       929,897     8,579,131
  Net income                                                 53,691       121,942        23,932        23,932       223,497
  Partnership distributions                                (160,881)     (331,435)      (65,047)      (65,047)     (622,410)
                                                         ----------    ----------    ----------     ---------     ----------
Balance, December 31, 1997                                1,863,173     4,536,781       891,482       888,782     8,180,218
  Net income                                                 71,604       162,626        31,916        31,916       298,062
  Partnership distributions                                (193,285)     (403,744)      (79,238)      (79,238)     (755,505)
                                                         ----------    ----------    ----------     ---------     ----------
Balance, December 31, 1998                               $1,741,492    $4,295,663      $844,160      $841,460    $7,722,775
                                                         ==========    ==========    ==========    ==========    ==========

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                                    1998               1997               1996
                                                                                   ---------          ---------          ---------
Cash flows from operating activities:
 Net income                                                                        $ 298,062          $ 223,497          $ 231,882
                                                                                   ---------          ---------          ---------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                                      444,660            440,882            429,419
   Loss on real estate assets                                                              0             32,632                  0
   Changes in assets and liabilities:
            Accounts receivable                                                       56,999              1,386             43,062
            Prepaid expenses and other assets                                          8,890            (21,342)            14,106
            Accounts payable and accrued expenses                                     70,278             13,721             (4,624)
            Due to affiliates                                                         15,327             15,565              9,613
                                                                                   ---------          ---------          ---------
             Total adjustments                                                       596,154            482,844            491,576
                                                                                   ---------          ---------          ---------
             Net cash provided by operating                                           894,216            706,341            723,458
              activities                                                            ---------          ---------          ---------
Cash flows from investing activities:
 Investment in real estate                                                            (5,771)           (83,424)           (28,231)
                                                                                   ---------          ---------          ---------
Cash flows from financing activities:
 Distributions to joint venture partners                                            (818,790)          (541,104)          (834,237)
                                                                                   ---------          ---------          ---------
Net increase (decrease) in cash and cash equivalents                                  69,655             81,813           (139,010)
Cash and cash equivalents, beginning of year                                         153,159             71,346            210,356
                                                                                   ---------          ---------          ---------
Cash and cash equivalents, end of year                                             $ 222,814          $ 153,159          $  71,346
                                                                                   =========          =========          =========

4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                                   1998              1997              1996
                                                                                  ----------        ----------        ----------
Financial statement net (loss) income                                              $(337,675)        $(305,296)         $101,804
Increase (decrease) in net (loss) income resulting from:
   Depreciation expense for financial reporting purposes in excess of
    amounts for income tax purposes                                                  705,472           669,447           628,032
   Expenses deductible when paid for income tax purposes, accrued for
    financial reporting purposes                                                     146,242           164,719           151,292
   Rental income recognized for income tax purposes in excess of amounts
    for financial reporting purposes                                                  33,416            13,613             6,402
   Amortization of lease acquisition costs                                                 0                 0            12,267
   Meals and entertainment                                                             1,577             1,491                 0
   Reversal of prior year property taxes                                                   0           (10,559)           10,559
   Other                                                                              21,031                 0                 0
                                                                                  ----------        ----------        ----------
Income tax basis net income                                                        $ 570,063         $ 533,415          $910,356
                                                                                  ==========        ==========        ==========

   The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                                         1998            1997          1996
                                                                     -----------     -----------    ----------
Financial statement partners' capital                                $21,233,579    $21,571,254    $22,947,792
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes in
    excess of amounts for income tax purposes                          2,158,851      1,453,379        783,932
   Joint venture change in ownership                                      14,293         14,293         14,293
   Accumulated rental income accrued for financial reporting
    purposes in excess of amounts for income tax purposes              (153,823)       (187,239)      (200,852)
   Accumulated expenses deductible when paid for income tax
    purposes, accrued for financial reporting purposes                 2,246,023      2,099,781      1,935,062
   Accumulated expenses capitalized for income tax purposes and expensed for financial reporting purposes, net of accumulated
    amortization                                                          (2,086)        (2,086)        (2,086)
   Partnership's distributions payable                                     4,843        179,270        285,687
   Other, net                                                              8,917        (13,690)         6,035
                                                                     ----------     -----------    -----------
Income tax basis partners' capital                                   $25,510,597    $25,114,962    $25,769,863
                                                                     ===========    ===========    ===========

 5. RENTAL INCOME

   The future minimum rental income due from the Partnership's direct investments in real estate assets or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

               Year ending December 31:
                 1999                                                        $1,903,623
                 2000                                                         1,559,426
                 2001                                                         1,167,124
                 2002                                                           814,329
                 2003                                                           515,668
               Thereafter                                                     3,502,823
                                                                             ----------
                                                                             $9,462,993
                                                                             ==========

   One significant tenant contributed approximately 18% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 41% and 18% of future minimum rental income.

   The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1998 is as follows:

               Year ending December 31:
                 1999                                                        $1,022,295
                 2000                                                           802,081
                 2001                                                           470,129
                 2002                                                           268,924
                 2003                                                            36,342
               Thereafter                                                       131,800
                                                                             ----------
                                                                             $2,731,571
                                                                             ==========

   One significant tenant will contribute approximately 21% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1998 is as follows:

               Year ending December 31:
                 1999                                                        $  883,301
                 2000                                                           824,544
                 2001                                                           737,386
                 2002                                                           694,469
                 2003                                                           636,952
               Thereafter                                                     4,424,471
                                                                             ----------
                                                                             $8,201,123
                                                                             ==========

    One significant tenant contributed approximately 65% of rental income for the year ended December 31, 1998. In addition, one tenant will contribute approximately 88% of future minimum rental income.

 6. COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY
                     (A Georgia Public Limited Partnership)

       SCHEDULE III-REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1998

                                                     Initial Cost
                                             ------------------------------     Costs of
                                                              Buildings and    Capitalized
       Description          Encumbrances          Land        Improvements     Improvements
------------------------  -----------------  --------------  --------------  ----------------
PACES PAVILION (a)              None           $   515,078     $ 3,158,662      $ 1,819,842

BLACK OAK PLAZA (b)             None               727,500       4,151,849        1,037,553

CROWE'S CROSSING (c)            None             1,317,220       7,617,905          298,509

PEACHTREE PROPERTY              None               187,087               0        1,748,493
   (d)

CHEROKEE COMMONS                None             1,142,663       6,462,837        2,833,007
   (e)

HERITAGE PLACE AT
TUCKER (f)                      None             2,756.378               0        9,484,907
                                             --------------    -------------  --------------
       Total                    None            $6,645,926     $21,391,253     $ 17,222,311
                                          =================    =============  ==============

                                     Gross Amounts at Which Carried at December 31, 1998
                         ---------------------------------------------------------------------------
                                                    Buildings and       Construction
       Description               Land               Improvements        in Progress        Total
------------------------ -----------------------  -----------------  ----------------   ------------
PACES PAVILION (a)          $   501,049              $  4,992,533            $     0    $  5,493,602

BLACK OAK PLAZA (b)             737,770                 5,173,332              6,000       5,916,902

CROWE'S CROSSING (c)          1,335,936                 7,895,553              2,145       9,233,634

PEACHTREE PROPERTY              319,438                 1,616,113                 29       1,935,580
   (d)

CHEROKEE COMMONS              1,219,704                 9,218,803                  0      10,438,507
   (e)

HERITAGE PLACE AT
TUCKER (f)                    3,260,887                 8,953,667             26,731      12,241,285
                        --------------           ---------------    ----------------   -------------
       Total                $ 7,374,784              $ 37,849,801            $34,905    $ 45,259,510
                         ==============           ===============    ===============    =============

                                                                                               Life on Which
                            Accumulated            Date of                 Date                 Depreciation
       Description          Depreciation         Construction            Acquired              is Computed (g)
--------------------    -------------------     ---------------      ----------------          ---------------
PACES PAVILION (a)           $ 1,939,178            1986                 12/27/85               20 to 25 years

BLACK OAK PLAZA (b)            1,753,266            1986                 12/31/86               20 to 25 years

CROWE'S CROSSING (c)           3,022,337            1986                 12/31/86               20 to 25 years

PEACHTREE PROPERTY               665,182            1986                 04/09/85               20 to 25 years
   (d)

CHEROKEE COMMONS               2,717,803            1986                 06/09/87               20 to 25 years
   (e)
HERITAGE PLACE AT
TUCKER (f)                     2,913,652            1987                 09/04/86               20 to 25 years
                            ------------
       Total                 $13,011,418
                            ============


        (a) Paces Pavilion Property is a medical office building located in Atlanta, Georgia, owned entirely by the Partnership.

        (b) Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.

        (c) Crowe's Crossing is a retail shopping center located in DeKalb County, Georgia, owned entirely by the Partnership.

        (d) Peachtree Property is a commercial office park located in Atlanta, Georgia. It is owned by Wells-Baker. The Partnership owned a 90% interest in Wells-Baker at December 31, 1998.

        (e) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates-Cherokee. The Partnership owned a 24% interest in Fund I, II, II-OW, VI and VII Associates-Cherokee at December 31, 1998.

        (f) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II-Tucker. The Partnership owned a 55% interest in Fund I and II-Tucker at December 31, 1998.

        (g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                     WELLS REAL ESTATE FUND AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


      SCHEDULE III---REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998


                                                                 Accumulated
                                               Cost              Depreciation
                                         ----------------      ----------------
BALANCE AT DECEMBER 31, 1996               $44,661,340            $ 9,283,955


   1997 additions                              599,975              1,867,429
   1997 deductions                            (202,450)               (50,478)
                                         ----------------      ----------------
BALANCE AT DECEMBER 31, 1997                45,058,865             11,100,906


   1998 additions                              200,645              1,910,512
                                         ----------------      ----------------
BALANCE AT DECEMBER 31, 1998               $45,259,510            $13,011,418
                                         ================      ================

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

                                                                    Sequential
Exhibit No.        Description of Document                          Page Number
-----------        -----------------------                          -----------

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
                   No. 0-14463)


                                                                    Sequential
Exhibit No.        Description of Document                          Page Number
-----------        -----------------------                          -----------

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

*10(i)             Joint Venture Agreement of Fund I and            N/A
                   Fund II Cherokee dated June 27, 1987
                   (Exhibit to Form 10-K of Wells Real
                   Estate Fund I for the fiscal year ended
                   December 31, 1990, File No. 0-14463)



Exhibit No.        Description of Document                          Page Number
-----------        -----------------------                          -----------

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