Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND I
filed 1999-05-12
CIK 746259

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                March 31, 1999                 or
                               ---------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to _____________________

Commission file number                        0-14463
                      ----------------------------------------------------------

                               Wells Real Estate Fund I
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

         Georgia                        58-1565512
-------------------------------    ---------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                          30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
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

Yes    X     No __________
     -----

                                   Form 10-Q
                                   ---------

                           Wells Real Estate Fund I
                           ------------------------

                                     INDEX
                                     -----

                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Balance Sheets - March 31, 1999
                   and December 31, 1998......................................         3

                  Consolidated Statements of Loss for
                   Three Months Ended
                   March 31, 1999 and 1998....................................         4

                  Statements of Partners' Capital
                   for the Three months Ended March 31, 1999
                   and the Year Ended December 31, 1998.......................         5

                  Consolidated Statements of Cash Flows for
                   the Three months Ended March 31, 1999 and 1998.............         6

                  Condensed Notes to Consolidated Financial Statements........         7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................................         8

PART II.  OTHER INFORMATION...................................................        16

                           WELLS REAL ESTATE FUND I
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                          CONSOLIDATED BALANCE SHEETS

                 Assets                           March 31, 1999  December 31, 1998
                 ------                           --------------  -----------------
Real Estate, at cost
 Land                                                $ 2,894,193        $ 2,894,193
 Building and improvements, less
  accumulated depreciation of $7,634,339
       in 1999 and $7,379,963 in 1998                 12,066,689         12,305,562
                                                     -----------        -----------

     Total real estate assets                         14,960,881         15,199,755
                                                     -----------        -----------

Investment in joint ventures (Note 2)                  6,429,431          6,500,083
Cash and cash equivalents                              1,204,110            969,081
Due from affiliates                                      148,464             83,222
Deferred lease acquisition costs                          91,664             57,590
Accounts receivable                                      211,488            230,510
Prepaid expenses and other assets                         54,701             58,541
                                                     -----------        -----------
                                                       8,139,858          7,899,027
                                                     -----------        -----------
     Total assets                                    $23,100,739        $23,098,782
                                                     ===========        ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                    $   125,040        $    70,049
 Due to affiliates                                     1,640,567          1,624,749
 Refundable security deposits                             56,872             56,709
 Partnership distribution payable                          4,843              4,843
 Minority interest                                       108,273            108,853
                                                     -----------        -----------

     Total liabilities                                 1,935,595          1,865,203
                                                     -----------        -----------

Partners' capital
 Limited partners:
  Class A - 98,716 Units Outstanding                  21,165,144         21,233,579
  Class B - 42,568 Units Outstanding                           0                  0
                                                     -----------        -----------

     Total partners' capital                          21,165,144         21,233,579
                                                     -----------        -----------

       Total liabilities and partners' capital       $23,100,739        $23,098,782
                                                     ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        CONSOLIDATED STATEMENTS OF LOSS

                                                                      Three Months Ended
                                                                      ------------------
                                                             March 31, 1999        March 31, 1998
                                                           -------------------  --------------------
Revenues:
       Rental income                                                 $355,499              $387,832
       Interest income                                                 11,947                 2,321
       Equity in income of joint ventures (Note 2)                     77,812                44,115
                                                                     --------              --------
                                                                      445,258               434,268
                                                                     --------              --------
Expenses:
       Management and leasing fees                                     30,773                34,823
       Lease acquisition costs                                            429                 4,042
       Operating costs-rental properties, net of
          tenant reimbursements                                       200,159               201,461
       Depreciation                                                   254,375               255,004
       Legal and accounting expenses                                    5,184                 4,879
       Computer expenses                                                2,435                 2,010
       Partnership administration                                      20,243                12,578
       Minority interest                                                   95                 2,225
                                                                     --------              --------
                                                                      513,693               517,022
                                                                     --------              --------
       Net loss                                                      $(68,435)             $(82,754)
                                                                     ========              ========

Net loss allocated to Class A Limited Partners                       $(68,435)             $(82,754)

Net loss allocated to Class B Limited Partners                       $      0              $      0

Net loss  per Class A Limited Partner Unit                              $(.69)                $(.84)

Net loss per Class B Limited Partner Unit                            $      0              $      0

Cash distribution per Class A Limited Partner Unit                   $      0              $      0

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED
                                 MARCH 31, 1999

                                                LIMITED PARTNERS
                                     ---------------------------------------      TOTAL

                                            CLASS A             CLASS B         PARTNERS'
                                     ---------------------  ----------------
                                     UNITS      AMOUNTS     UNITS   AMOUNTS      CAPITAL
                                     ------  -------------  ------  --------  -------------
BALANCE, DECEMBER 31, 1997           98,716   $21,571,254   42,568      $ 0    $21,571,254

   Net  loss                              0      (337,675)       0       (0)      (337,675)
                                     ------   -----------   ------      ---    -----------
BALANCE, DECEMBER 31, 1998           98,716    21,233,579   42,568        0     21,233,579

   Net loss                               0       (68,435)       0        0        (68,435)
                                     ------   -----------   ------      ---    -----------
BALANCE, MARCH 31, 1999              98,716   $21,165,144   42,568      $ 0    $21,165,144
                                     ======   ===========   ======      ===    ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                   ------------------
                                                        March 31, 1999           March 31, 1998
                                                    -----------------------  -----------------------
Cash flows from operating activities:
 Net loss                                                       $  (68,435)               $ (82,754)
                                                                ----------                ---------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Equity in income of joint ventures                               (77,812)                 (44,115)
  Minority interest                                                    (95)                   7,593
  Depreciation                                                     254,375                  255,004
  Accrued management and leasing fees                               15,913                   31,100
  Changes in assets and liabilities:
  Accounts receivable                                               19,022                   64,844
  Prepaids and other assets                                        (38,859)                     (40)
  Due from affiliates                                                    0                  (44,028)
  Deferred income                                                        0                   (3,347)
   Accounts payable and refundable security                         58,996                  (61,421)
   deposits
   Due to affiliates                                                 4,204                   (6,136)
                                                                ----------                ---------
   Total adjustments                                               235,744                  199,454
                                                                ----------                ---------
   Net cash provided by
   operating activities                                            167,309                  116,700
                                                                ----------                ---------

Cash flow from investing activities:
 Distributions received from joint ventures                         83,222                  104,072
 Investment in real estate                                         (15,502)                 (28,456)
                                                                ----------                ---------
   Net cash provided by
   investing activities                                             67,720                   75,616

Cash flow from financing activities:
 Partnership distributions paid                                          0                 (178,866)
                                                                ----------                ---------

Net increase in cash and cash equivalents                          235,030                   13,450

Cash and cash equivalents, beginning of year                       969,081                  128,199
                                                                ----------                ---------

Cash and cash equivalents, end of period                        $1,204,111                $ 141,649
                                                                ==========                =========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

              Condensed Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

     Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a` corporation, as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial properties.

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

     As of March 31, 1999, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Fund I and Wells & Associates Joint Venture,
     (v) Heritage Place at Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker, and (vi) The Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

     The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at March 31, 1999 and December 31, 1998. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At December 31,

     1998 and 1997, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the consolidated financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned an interest in three properties as of March 31, 1999, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Revenues of the Partnership were $445,258 for the period ended March 31, 1999, as compared to $434,268 for the three months ended March 31, 1998. The increase for 1999 over 1998 was due primarily to increased income from the Heritage Place at Tucker Property.

Expenses of the Partnership were $513,693 for the period ending March 31, 1999, as compared to $517,022 for the three months ended March 31, 1998. The decrease in expenses for 1999 over 1998 was due primarily to decreased operating costs of the Partnership's properties.

Net cash provided by operating activities increased from $116,700 for the three months ended March 31, 1998 to $168,731 at March 31, 1999, due primarily to the decrease in operating costs. As a result, cash and cash equivalents increased from $141,649 in 1998 to $1,204,111 in 1999.

There were no cash distributions to the Limited Partners holding Class A Units for the three months ended March 31, 1999 as compared to the same period in 1998. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the three months ended March 31, 1999 and 1998.

The Partnership is reserving all operating cash flow generated during 1998 and the first quarter of 1999 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America (HCA) expired December 31, 1996 and as of March 31, 1999, the building is only 12.6% leased. Management has hired an outside firm to engage a tenant to lease 29,000 square feet of the 32,000 square foot building for the next ten years and hopes to enter into a lease for this space in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership expects to reserve all distributions for 1998 and 1999 and apply such amounts to fund the reconfiguration of the interior of this property.

YEAR 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

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

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each General Partner of the Partnership.

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

PROPERTY OPERATIONS
-------------------

As of March 31, 1999, the Partnership owned interests in the following properties:

Paces Pavilion/Howell Mill Road Property - Fund I
-------------------------------------------------

                                                                   Three Months Ended
                                                    ---------------------------------------------
                                                        March 31, 1999           March 31, 1998
                                                    -----------------------  --------------------
Revenues:
   Rental income                                            $  16,426                 $ 29,784
                                                            ---------                 --------
Expenses:
   Depreciation                                                64,160                   62,934
   Management and leasing expenses                              1,006                    1,781
   Other operating expenses                                    82,465                   50,984
                                                            ---------                 --------
                                                              147,631                  115,699
                                                            ---------                 --------

Net loss                                                    $(131,205)                $(85,915)
                                                            =========                 ========

Occupied %                                                       12.6%                    12.6%
Partnership's Ownership %                                         100%                     100%

Cash generated to the Partnership                           $       0                 $      0

Net loss allocated to the Partnership                       $(131,205)                $(85,915)

Rental rates decreased significantly for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a tenant that moved out at the end of March 1998. Operating expenses increased significantly, due to property taxes, insurance, and common area maintenance expenses previously paid for by a major tenant that is no longer leasing space.

Currently, there are three tenants occupying the premises. Management has hired an outside firm to engage a tenant for the 29,000 square feet of the 32,000 square foot building and hopes to enter into a lease for this space in the near future.

Crowe's Crossing Property- Fund I
---------------------------------

                                                                   Three Months Ended
                                                    ------------------------------------------------
                                                        March 31, 1999           March 31, 1998
                                                    -----------------------  -----------------------
Revenues:
   Rental income                                             $178,657                 $174,886
                                                             --------                 --------
Expenses:
   Depreciation                                               104,413                  104,348
   Management and leasing expenses                             14,528                   17,969
   Other operating expenses                                    73,864                   35,767
                                                             --------                 --------
                                                              192,805                  158,084
                                                             --------                 --------

Net (loss) income                                            $(14,148)                $ 16,802
                                                             ========                 ========

Occupied %                                                         91%                      87%
Partnership's Ownership %                                         100%                     100%

Cash generated to the Partnership                            $ 63,849                 $127,455

Net (loss) income allocated to the Partnership               $(14,148)                $ 16,802

Rental income increased for the three month period ended March 31, 1999 due to increased occupancy. Other operating expenses increased significantly, due to significant HVAC and plumbing repairs, painting and tenant allowance offset by a recovery of bad debt of approximately $13,000 in 1998 and water billings of approximately $12,000 to tenants. Cash generated to the Partnership and net income decreased due to the increase in operating expenses.

Black Oak Plaza Property - Fund I
---------------------------------

                                                                   Three Months Ended
                                                    ------------------------------------------------
                                                        March 31, 1999           March 31, 1998
                                                    -----------------------  -----------------------
Revenues:
   Rental income                                             $107,357                 $115,113
   Interest income                                                318                        0
                                                             --------                 --------
                                                              107,675                  115,113
                                                             ========                 ========

Expenses:
   Depreciation                                                66,829                   66,435
   Management and leasing expenses                             11,428                   13,616
   Other operating expenses                                    14,520                   95,578
                                                             --------                 --------
                                                               92,777                  175,629
                                                             --------                 --------

Net income (loss)                                            $ 14,898                 $(60,516)
                                                             ========                 ========

Occupied %                                                         71%                      74%
Partnership's Ownership %                                         100%                     100%

Cash generated to the Partnership                            $ 95,777                 $  1,244

Net income (loss) allocated to the Partnership               $ 14,898                 $(60,516)

Rental income decreased to $107,357 for 1999, as compared to $115,113 in 1998, due primarily to decreased occupancy. Other operating expenses decreased in 1999, as compared to 1998, due primarily to increases in billing of CAM and other reimbursements offset by significant decreases in parking lot repairs and legal fees. Cash generated to the Partnership and net income allocated to the Partnership increased in 1999, as compared to 1998, due primarily to the decrease in expenses noted above.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------

                                                                   Three Months Ended
                                                    ------------------------------------------------
                                                        March 31, 1999           March 31, 1998
                                                    -----------------------  -----------------------
Revenues:
   Rental income                                                   $53,059                  $68,049
   Interest income                                                       8                        8
                                                                   -------                  -------
                                                                    53,067                   68,057
                                                                   -------                  -------
Expenses:
   Depreciation                                                     18,973                   21,287
   Management and leasing expenses                                   4,239                    5,499
   Other operating expenses                                         28,910                   19,130
                                                                   -------                  -------
                                                                    52,122                   45,916
                                                                   -------                  -------

Net income                                                         $   945                  $22,141
                                                                   =======                  =======

Occupied %                                                              74%                      95%
Partnership's Ownership %                                            89.95%                   89.95%

Cash generated to Partnership                                      $ 6,044                  $41,515

Net income  allocated to Partnership                               $   850                  $19,915

Rental income decreased for the quarter ending March 31, 1999, as compared to the same period for 1998, due to decreased occupancy. Operating expenses increased from $19,130 in 1998 to $28,910 in 1999, due to bad debt recovery of $7,000 in the first quarter of 1998 as compared to only $300 in the first quarter of 1999. Cash distributions and net income decreased in 1999, as compared to 1998, due to increased operating expenses and decrease rental income.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                               Three Months Ended
                                             ------------------------------------------------------
                                                  March 31, 1999              March 31, 1998
                                             -------------------------  ---------------------------
Revenues:
   Rental income                                       $336,859                     $300,361
   Interest income                                          136                          137
                                                       --------                     --------
                                                        336,995                      300,498
                                                       --------                     --------
Expenses:
   Depreciation                                         108,796                      107,288
   Management & leasing expenses                         44,484                       42,588
   Other operating expenses                              95,544                      109,595
                                                       --------                     --------
                                                        248,824                      259,471
                                                       --------                     --------

Net  income                                            $ 88,171                     $ 41,027
                                                       ========                     ========

Occupied %                                                   91%                          83%

Partnership's Ownership %                                  55.1%                        55.1%

Cash distributions to the Partnership                  $ 89,381                     $ 65,440

Net income allocated to the Partnership                $ 48,573                     $ 22,602

Rental income increased in 1999 from 1998, due primarily to the increase in occupancy from 83% to 91%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due primarily to a decrease in landscaping expenses.

Cherokee Commons/Fund I, II, II-OW, VI & VII Joint Venture
----------------------------------------------------------

                                                               Three Months Ended
                                             ------------------------------------------------------
                                                  March 31, 1999              March 31, 1998
                                             -------------------------  ---------------------------
Revenues:
   Rental income                                             $227,383                     $228,977
   Interest income                                                 20                           22
                                                             --------                     --------
                                                              227,403                      228,999
                                                             --------                     --------
Expenses:
   Depreciation                                               110,112                      110,563
   Management & leasing expenses                               26,135                       25,751
   Other operating expenses                                   (30,556)                       3,131
                                                             --------                     --------
                                                              105,691                      139,445
                                                             --------                     --------

Net income                                                   $121,712                     $ 89,554
                                                             ========                     ========

Occupied %                                                         96%                          91%
Partnership's Ownership %                                        24.0%                        24.0%

Cash distributed to the Partnership                          $ 59,083                     $ 49,111

Net income allocated to the Partnership                      $ 29,239                     $ 21,513

Rental income remained relatively stable in 1999 as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998, are due to increased CAM billings to tenants that were under accrued in 1998.

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND I
                           (Registrant)
Dated:  May 11, 1999       By:  /s/Leo F. Wells, III
                                --------------------
                           Leo F. Wells, III, as Individual
                           General Partner and as President
                           and Chief Financial
                           Officer of Wells Capital, Inc.