Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND I
filed 1999-08-16
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended  June 30, 1999   or
                                          ---------------
   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                 to
                                          ---------------    ----------------

           Commission file number          0-14463
                                  ------------------------

                           Wells Real Estate Fund I
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                            58-1565512
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

   3885 Holcomb Bridge Road, Norcross, Georgia                      30092
   -------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                   --------------------

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Balance Sheets - June 30, 1999
                 and December 31, 1998..................................    3

                 Consolidated Statements of Income (Loss) for Three
                 Months and Six Months Ended June 30, 1999 and 1998.....    4

                 Statements of Partners' Capital for the Six Months
                 Ended June 30, 1999 and the Year Ended
                 December 31, 1998......................................    5

                 Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 1999 and 1998............    6

                 Condensed Notes to Consolidated Financial Statements...    7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................    8

PART II. OTHER INFORMATION..............................................   17

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)
                          CONSOLIDATED BALANCE SHEETS

               Assets                             June 30, 1999  December 31, 1998
               ------                             -------------  -----------------

Real Estate, at cost
 Land                                              $ 2,894,193     $ 2,894,193
  Building and improvements, less
  accumulated depreciation of $7,888,750
  in 1999 and $7,379,963 in 1998                    11,819,421      12,305,562
                                                   -----------     -----------
     Total real estate assets                       14,713,614      15,199,755
                                                   -----------     -----------

Investment in joint ventures (Note 2)                6,389,089       6,500,083
Cash and cash equivalents                            1,530,946         969,081
Due from affiliates                                    103,724          83,222
Deferred lease acquisition costs                       107,907          57,590
Accounts receivable                                    306,957         230,510
Prepaid expenses and other assets                       83,365          58,541
                                                   -----------     -----------
                                                     8,521,988       7,899,027
                                                   -----------     -----------
     Total assets                                  $23,235,602     $23,098,782
                                                   ===========     ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                  $   101,181     $    70,049
 Due to affiliates                                   1,657,414       1,624,749
 Refundable security deposits                           84,803          56,709
 Partnership distribution payable                        4,843           4,843
 Minority interest                                     107,077         108,853
                                                   -----------     -----------
     Total liabilities                               1,955,318       1,865,203
                                                   -----------     -----------

Partners' capital

 Limited partners:
  Class A - 98,716 Units Outstanding                21,280,284      21,233,579
  Class B - 42,568 Units Outstanding                         0               0
                                                   -----------     -----------
     Total partners' capital                        21,280,284      21,233,579
                                                   -----------     -----------
       Total liabilities and partners' capital     $23,235,602     $23,098,782
                                                   ===========     ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                             Three Months Ended                       Six Months Ended
                                     ----------------------------------       -------------------------------
                                     June 30, 1999        June 30, 1998       June 30, 1999     June 30, 1998
                                     -------------        -------------       -------------     -------------
Revenues:
  Rental income                         $360,676             $371,745            $716,175          $759,577
  Interest income                         18,045                4,839              29,992             7,160
  Equity in income (loss) of Joint
    Ventures (Note 2)                     63,383               52,093             141,196            96,208
                                        --------             --------            --------          --------
                                         442,104              428,677             887,363           862,945
                                        --------             --------            --------          --------

Expenses:
  Management and leasing fees             31,636               37,605              62,409            72,428
  Lease acquisition costs                    570                1,045                 999             5,087
  Operating costs-rental properties
    net of tenant reimbursements          14,867               69,051             215,026           270,512
  Depreciation                           254,411              255,408             508,786           510,412
  Legal and accounting                     7,497               12,628              12,681            17,507
  Computer expense                         2,246                1,838               4,681             3,848
  Partnership administration              15,423               16,878              35,666            29,456
  Minority interest                          314                  868                 409             3,093
                                        --------             --------            --------          --------
                                         326,964              395,321             840,657           912,343
                                        --------             --------            --------          --------
  Net income (loss)                     $115,140             $ 33,356            $ 46,706          $(49,398)
                                        ========             ========            ========          ========

Net income allocated to
  General Partners                      $      0             $      0            $      0           $     0

Net income (loss) allocated to
  Class A Limited Partners              $115,140             $ 33,356            $ 46,706          $(49,398)

Net loss allocated to Class B
  Limited Partners                      $      0             $      0            $      0           $     0

Net income (loss) per Class A
  Limited Partner Unit                  $   1.17             $    .34            $    .47           $  (.50)

Net loss per Class B Limited
  Partner Unit                          $      0             $      0            $      0           $     0

Cash distribution per Class A
  Limited Partner Unit                  $      0             $      0            $      0           $     0

           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED
                                 JUNE 30, 1999

                                                Limited Partners
                                     --------------------------------------
                                            Class A             Class B          Total
                                     ---------------------  ---------------    Partners'
                                     Units      Amounts     Units   Amounts     Capital
                                     ------  -------------  ------  -------  -------------
BALANCE, December 31, 1997           98,716   $21,571,254   42,568       $0   $21,571,254

  Net (loss)                              0      (337,675)       0        0      (337,675)
  Partnership distributions               0             0        0        0             0
                                     ------   -----------   ------       --   -----------
BALANCE, December 31, 1998           98,716    21,233,579   42,568        0    21,233,579

  Net income                              0        46,706        0        0        46,706
                                     ------   -----------   ------       --   -----------
BALANCE, June 30, 1999               98,716   $21,280,285   42,568       $0   $21,280,285
                                     ======   ===========   ======       ==   ===========


     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I
                     (A Georgia Public Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended
                                                                             ------------------------------------------
                                                                             June 30, 1999                June 30, 1998
                                                                             -------------                -------------
Cash flows from operating activities:
 Net income (loss)                                                            $   46,706                    $ (49,398)
                                                                              ----------                    ---------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Equity in income of joint ventures                                           (141,195)                     (96,208)
   Minority interest                                                                 409                        3,093
   Depreciation                                                                  508,786                      510,412
   Accrued management and leasing fees                                            32,256                       64,156
   Changes in assets and liabilities:
     Accounts receivable                                                         (76,447)                      45,577
     Prepaids and other assets                                                   (61,524)                        (559)
     Deferred income                                                                   0                       (5,485)
     Accounts payable and refundable security
      deposits                                                                    34,403                       (6,426)
     Due to affiliates                                                             9,430                      (12,952)
                                                                              ----------                    ---------
     Total adjustments                                                           306,118                      501,608
                                                                              ----------                    ---------
      Net cash provided by operating activities                                  352,824                      452,210
                                                                              ----------                    ---------
Cash flow from investing activities:
 Distributions received from joint ventures                                      231,686                      179,019
 Investment in real estate                                                       (22,645)                    (105,418)
                                                                              ----------                    ---------
      Net cash provided by investing activities                                  209,041                       73,601
                                                                              ----------                    ---------
Cash flow from financing activities:
 Partnership distributions paid                                                       (0)                    (180,671)
                                                                              ----------                    ---------
Net increase in cash and cash equivalents                                        561,865                      345,140
Cash and cash equivalents, beginning of year                                     969,081                      128,199
                                                                              ----------                    ---------
Cash and cash equivalents, end of period                                      $1,530,946                    $ 473,339
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

     As of June 30, 1999 the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of June 30, 1999 through investment or directly. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of June 30, 1999 the properties owned by the Partnership were 77.6% occupied. Revenues of the Partnership were $442,104 for the three months ended June 30, 1999 as compared to $428,677 for the three months ended June 30, 1998, and $887,363 for the six months ended June 30, 1999, as compared to $862,945 for the same period in 1998. The increase for 1999 over 1998 was due primarily to an increase in equity from joint ventures as occupancy and rental income increased at both Heritage Place and Cherokee Commons.

Expenses of the Partnership were $840,657 for the six months ended June 30, 1999, as compared to $912,343 for the six months ended June 30, 1998. The decrease in expenses for 1999 over 1998 was due primarily to decreased operating costs of the Partnership's properties.

Net cash provided by operating activities decreased from $452,210 for the six months ended June 30, 1998, to $352,824 at June 30, 1999, due primarily to a increase in net income.

There were no cash distributions to the Limited Partners holding Class A Units for the six months ended June 30, 1999. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the six months ended June 30, 1999 and 1998. As a result, cash and cash equivalents increased from $473,339 in 1998 to $1,530,946 in 1999.

The Partnership is reserving all operating cash flow generated during the first and second quarters of 1999 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America (HCA) expired December 31, 1996 and as of June 30, 1999, the building is only 21.8% leased. Management has hired an outside firm and hopes to enter into leases in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership expects to reserve all distributions for 1998 and 1999 and apply such amounts to fund the reconfiguration of the interior of this property.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999 all testing of systems has been completed.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following properties:

Paces Pavilion/Howell Mill Road Property - Fund I
---------------------------------------------------

                                            Three Months Ended                       Six Months Ended
                                      -------------------------------         -------------------------------
                                      June 30, 1999     June 30, 1998         June 30, 1999     June 30, 1998
                                      -------------     -------------         -------------     -------------
Revenues:
 Rental income                           $ 25,889         $  16,426             $  42,315         $  46,210
                                         --------         ---------             ---------         ---------
Expenses:
 Depreciation                              64,160            62,935               128,320           125,869
 Management & leasing expenses              1,575             1,007                 2,581             2,788
 Other operating expenses                  52,114            55,876               134,579           106,860
                                         --------         ---------             ---------         ---------
                                          117,849           119,818               265,480           235,517
                                         --------         ---------             ---------         ---------
Net loss                                 $(91,960)        $(103,392)            $(223,165)        $(189,307)
                                         ========         =========             =========         =========

Occupied %                                   21.8%            12.56%                 21.8%            12.56%

Partnership's Ownership %                     100%              100%                  100%              100%

Cash generated to Partnership            $      0         $       0             $       0         $       0

Net loss generated to the
 Partnership                             $(91,960)        $(103,392)            $(223,165)        $(189,307)

Rental revenues increased for the three months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to a tenant that moved in during the second quarter of 1999. Operating expenses increased significantly for the six months period ended June 30, 1999, due to property taxes, insurance, and common area maintenance expenses previously paid for by a major tenant that is no longer leasing space.

Currently, there are five tenants occupying the premises. Management has hired an outside firm to help with the leasing of the building.

Crowe's Crossing Property - Fund I
----------------------------------

                                         Three Months Ended                    Six Months Ended
                                  -------------------------------       -------------------------------
                                  June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                  -------------     -------------       -------------     -------------
Revenues:
 Rental income                       $171,423          $173,573            $350,080          $348,459
                                     --------          --------            --------          --------
Expenses:
 Depreciation                         104,281           104,414             208,694           208,762
 Management & leasing expenses         16,077            19,815              30,605            37,784
 Other operating expenses             (65,154)          (74,209)              8,710           (38,442)
                                     --------          --------            --------          --------
                                       55,204            50,020             248,009           208,104
                                     --------          --------            --------          --------
Net income                           $116,219          $123,553            $102,071          $140,355
                                     ========          ========            ========          ========

Occupied %                               87.5%             90.5%               87.5%             90.5%

Partnership's Ownership %                 100%              100%                100%              100%

Cash generated to Partnership        $221,740          $242,432            $285,589          $369,887

Net income generated to the
 Partnership                         $116,219          $123,553            $102,071          $140,355

Other operating expenses increased for the six months ended as compared to 1998, due to significantly HVAC and plumbing repairs, and tenant allowance. In 1998 a recovery of bad debt of approximately $13,000 and water billings of approximately $12,000 to tenants lowered operating expenses. Cash generated to the Partnership and net income decreased due to the increase in operating expenses.

Other operating expenses increased for the three month period ended June 30, 1999 due to HVAC and plumbing repairs and legal fees offset by bad debt recovery of $23,500 and common area maintenance billings. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Black Oak Plaza Property - Fund I
---------------------------------

                                         Three Months Ended                    Six Months Ended
                                  -------------------------------       -------------------------------
                                  June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                  -------------     -------------       -------------     -------------
Revenues:
 Rental income                       $106,409          $110,662            $213,256          $225,775
 Interest income                          192                 0                 510                 0
                                     --------          --------            --------          --------
                                      106,601           110,662             213,766           225,775
                                     --------          --------            --------          --------
Expenses:
 Depreciation                          66,680            66,773             133,509           133,208
 Management & leasing expenses          9,844            12,257              21,272            25,873
 Other operating expenses              (5,794)           52,549               8,216           148,127
                                     --------          --------            --------          --------
                                       70,730           131,579             162,997           307,208
                                     --------          --------            --------          --------
Net income (loss)                    $ 35,871          $(20,917)           $ 50,769          $(81,433)
                                     ========          ========            ========          ========

Occupied %                                 70%               70%                 70%               70%

Partnership's Ownership %                 100%              100%                100%              100%

Cash generated to Partnership        $110,822          $ 68,547            $206,599          $ 69,791

Net income (loss) generated to the
 Partnership                         $ 35,871          $(20,917)           $ 50,769          $(81,433)

Rental income decreased from $110,662 for the three month period ended June 30, 1998 to $106,409 for the same period in 1999 and from $225,775 for the six month period ended June 30, 1998 to $213,256 for the same period in 1999 due primarily to decreased renewal rental rates.

Other operating expenses decreased in 1999, as compared to 1998, due primarily to increases in billings of common area maintenance, decreases in parking lot repairs and legal fees. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Cash generated to the Partnership and net income allocated to the Partnership increased in 1999, as compared to 1998, due primarily to the decrease in expense noted above.

Peachtree Place Property - Fund I and Wells & Associates Joint Venture
----------------------------------------------------------------------

                                             Three Months Ended                    Six Months Ended
                                      -------------------------------       -------------------------------
                                      June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                      -------------     -------------       -------------     -------------
Revenues:
 Rental income                           $57,465           $71,083             $110,524          $139,132
 Interest income                               8                 8                   16                16
                                         -------           -------             --------          --------
                                          57,473            71,091              110,540           139,148
Expenses:
 Depreciation                             19,290            21,287               38,263            42,574
 Management & leasing expenses             4,710             5,571                8,950            11,070
 Other operating expenses                 33,824            35,596               62,733            54,726
                                         -------           -------             --------          --------
                                          57,824            62,454              109,946           108,370
                                         -------           -------             --------          --------
Net income (loss)                        $  (351)          $ 8,637             $    594          $ 30,778
                                         =======           =======             ========          ========

Occupied %                                  85.2%              100%                85.2%              100%

Partnership's Ownership %                  89.95%            89.95%               89.95%            89.95%

Cash distribution to the Partnership     $ 7,476           $28,049             $ 13,520          $ 69,564

Net income (loss) allocated to the
 Partnership                             $ 1,964           $ 7,770             $  2,814          $ 27,685


Rental income decreased for the quarter ending June 30, 1999, as compared to the same period for 1998, due to decreased occupancy. Operating expenses increased from $54,726 in 1998 to $62,733 in 1999, due to bad debt recovery of $7,000 in the first quarter of 1998 as compared to only $300 in the first quarter of 1999. Cash distributions and net income decreased in 1999, as compared to 1998, due to increased operating expenses and decreased rental income.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                             Three Months Ended                    Six Months Ended
                                      -------------------------------       -------------------------------
                                      June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                      -------------     -------------       -------------     -------------
Revenues:
 Rental income                           $343,044          $311,526            $679,903          $611,887
 Interest income                              137               135                 273               272
                                         --------          --------            --------          --------
                                          343,181           311,661             680,176           612,159
Expenses:
 Depreciation                             120,456           107,288             229,252           214,576
 Management & leasing expenses             43,482            34,645              87,966            77,233
 Other operating expenses                 103,404           116,379             198,948           225,974
                                         --------          --------            --------          --------
                                          267,342           258,312             516,166           517,783
                                         --------          --------            --------          --------
Net income (loss)                        $ 75,839          $ 53,349            $164,010          $ 94,376
                                         ========          ========            ========          ========

Occupied %                                   91.0%             82.0%               91.0%             82.0%

Partnership Ownership %                     55.09%            55.09%              55.09%            55.09%

Cash distributed to the Partnership      $ 54,213          $ 81,824            $143,594          $147,264

Net income (loss) allocated to the
 Partnership                             $ 41,779          $ 29,390            $ 90,353          $ 51,992

Rental income increased in 1999 from 1998, due primarily to the increase in occupancy from 82% to 91%. Depreciation, management and leasing expenses increased over prior year to date, due to increased occupancy. Other operating expenses decreased primarily due to prior year adjustments for common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                         Three Months Ended                    Six Months Ended
                                  -------------------------------       -------------------------------
                                  June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                  -------------     -------------       -------------     -------------
Revenues:
 Rental income                       $237,232          $225,705            $464,615          $454,682
 Interest income                           19                19                  39                41
                                     --------          --------            --------          --------
                                      237,251           225,724             464,654           454,723
Expenses:
 Depreciation                         111,415           110,564             221,527           221,127
 Management & leasing expenses         26,135            18,737              51,129            44,488
 Other operating expenses               9,772             1,919             (19,643)            5,050
                                     --------          --------            --------          --------
                                      147,322           131,220             253,013           270,665
                                     --------          --------            --------          --------
Net income                           $ 89,929          $ 94,504            $211,641          $184,058
                                     ========          ========            ========          ========

Occupied %                               95.9%             91.0%               95.9%             91.0%

Partnership Ownership %                  24.0%             24.0%               24.0%             24.0%

Cash distributed to the
 Partnership                         $ 49,512          $ 54,972            $108,595          $104,083

Net income allocated to the
 Partnership                         $ 21,604          $ 22,703            $ 50,843          $ 44,216

Rental income increased in 1999 over 1998, due to increased occupancy. The decrease in operating expenses for the six month period ended June 30, 1999, as compared to the same period in 1998 was due to common area maintenance reimbursement billings. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. The increase in operating expenses for the three month period ended June 30, 1998 was due to increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suite.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND I
                                       (Registrant)


Dated:  August 10, 1999                By: /s/ Leo F. Wells, III
                                           ---------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc.