Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND I
filed 1999-11-12
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1999                or
                               ----------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________


Commission file number          0-14463
                       -----------------------

                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                         58-1565512
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3885 Holcomb Bridge Road, Norcross, Georgia                       30092
-------------------------------------------              -----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (770) 449-7800
                                                         -----------------------


________________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
     -----          _____

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets--September 30, 1999 and December 31, 1998                        3

     Consolidated Statements of Income (Loss) for the Three Months and Nine Months
      Ended September 30, 1999 and 1998                                                           4

     Statements of Partners' Capital for the Nine Months Ended September 30, 1999 and
      the Year Ended December 31, 1998                                                            5

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
      and 1998                                                                                    6

     Condensed Notes to Financial Statements                                                      7

 Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of
  Operations                                                                                      8

PART II.  OTHER INFORMATION                                                                      17

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                          CONSOLIDATED BALANCE SHEETS

                                                                    September 30,        December 31,
                                                                        1999                 1998
                                                                 ------------------   ------------------
ASSETS:
 Real estate, at cost:
   Land                                                          $        2,894,193   $        2,894,193
   Building and improvements, less accumulated depreciation of
    $7,376,639 in 1999 and $6,354,204 in 1998                            11,567,581           12,305,562
                                                                 ------------------   ------------------
       Total real estate assets                                          14,461,774           15,199,755
                                                                 ------------------   ------------------

 Investment in joint ventures (Note 2)                                    6,307,630            6,500,083
 Cash and cash equivalents                                                1,797,959              969,081
 Due from affiliates                                                        108,671               83,222
 Deferred lease acquisition costs                                           108,139               57,590
 Accounts receivable                                                        310,665              230,510
 Prepaid expenses and other assets                                           89,225               58,541
                                                                 ------------------   ------------------
                                                                          8,722,289            7,899,027
                                                                 ------------------   ------------------
       Total assets                                              $       23,184,063   $       23,098,782
                                                                 ------------------   ------------------

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                              $           77,723   $           70,049
   Due to affiliates                                                      1,674,952            1,624,749
   Refundable security deposits                                              88,013               56,709
   Partnership distributions payable                                        325,205                4,843
   Minority interest                                                        104,747              108,853
                                                                 ------------------   ------------------
       Total liabilities                                                  2,270,640            1,865,203
                                                                 ------------------   ------------------
 Partners' capital:
   Limited partners:
     Class A--98,716 units outstanding                                   20,913,423           21,233,579
     Class B--42,568 units outstanding                                            0                    0
                                                                 ------------------   ------------------
       Total partners' capital                                           20,913,423           21,233,579
                                                                 ------------------   ------------------
       Total liabilities and partners' capital                   $       23,184,063   $       23,098,782
                                                                 ------------------   ------------------

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                       CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended              Nine Months Ended
                                                          -----------------------------   -----------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                               1999            1998            1999            1998
                                                          -------------   -------------   -------------   -------------
REVENUES:
 Rental income                                            $     358,320   $     375,298   $   1,074,495   $   1,134,875
 Interest income                                                 19,182           7,734          49,174          14,894
 Equity in income of joint ventures (Note 2)                     25,607          35,261         166,803         131,469
                                                          -------------   -------------   -------------   -------------
                                                                403,109         418,293       1,290,472       1,281,238
                                                          -------------   -------------   -------------   -------------

EXPENSES:
 Management and leasing fees                                     32,139          31,742          94,548         104,170
 Lease acquisition costs                                              -           7,331             999          12,418
 Operating costs--rental properties, net of tenant
  reimbursements                                                173,920         250,276         388,946         520,788

 Bad debt recovery                                              (24,550)              0         (24,550)              0
 Depreciation                                                   254,544         257,479         763,330         767,891
 Legal and accounting                                               200           1,097          12,881          18,604
 Computer expense                                                 3,359           2,325           8,040           6,173
 Partnership administration                                      11,099          10,596          46,765          40,052
 Minority interest                                               (1,103)            331            (694)          3,424
                                                          -------------   -------------   -------------   -------------
                                                                449,608         561,177       1,290,265       1,473,520
                                                          -------------   -------------   -------------   -------------
       Net (loss) income                                  $     (46,499)  $    (142,884)  $         207   $    (192,282)
                                                          -------------   -------------   -------------   -------------

NET INCOME ALLOCATED TO GENERAL PARTNERS                  $           0   $           0   $           0   $           0
                                                          -------------   -------------   -------------   -------------
NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS   $     (46,499)  $    (142,884)  $         207   $    (192,282)
                                                          -------------   -------------   -------------   -------------
NET INCOME (LOSS) ALLOCATED TO CLASS B LIMITED PARTNERS   $           0   $           0   $           0   $           0
                                                          -------------   -------------   -------------   -------------
NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT        $        (.47)  $       (1.45)  $        0.00   $       (1.95)
                                                          -------------   -------------   -------------   -------------
NET INCOME (LOSS) PER CLASS B LIMITED PARTNER UNIT        $        0.00   $        0.00   $        0.00   $        0.00
                                                          -------------   -------------   -------------   -------------
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT        $        3.25   $        0.00   $        3.25   $        0.00
                                                          -------------   -------------   -------------   -------------

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                   AND FOR THE YEAR ENDED DECEMBER 31, 1998




                                                                     Limited Partners                       Total
                                                    ---------------------------------------------------
                                                          Class A             Class B                     Partners'
                                                    ---------------------------------------------------
                                                       Units       Amounts        Units       Amounts      Capital
                                                    -----------  -----------   -----------  -----------  -----------
BALANCE, December 31, 1997                               98,716  $21,571,254        42,568  $         0  $21,571,254

 Net loss                                                     0     (337,675)            0            0     (337,675)
                                                    -----------  -----------   -----------  -----------  -----------
BALANCE, December 31, 1998                               98,716   21,233,579        42,568            0   21,233,579

 Net income                                                   0          207             0            0          207
 Partnership distributions                                    0     (320,363)            0            0     (320,363)
                                                    -----------  -----------   -----------  -----------  -----------
BALANCE, September 30, 1999                              98,716  $20,913,423        42,568  $         0  $20,913,423
                                                    -----------  -----------   -----------  -----------  -----------


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the Nine Months Ended
                                                                                         -----------------------------
                                                                                         September 30,   September 30,
                                                                                              1999            1998
                                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                       $         207   $    (192,282)
                                                                                         -------------   -------------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of joint ventures                                                       (166,803)       (131,469)
     Minority interest                                                                            (694)          3,424
     Depreciation                                                                              763,330         767,891
     Accrued management and leasing fees                                                        50,897          79,689
   Changes in assets and liabilities:
    Accounts receivable                                                                        (80,155)        103,450
    Prepaids and other assets                                                                  (69,474)         (2,812)
    Deferred income                                                                                  0          (5,485)
    Accounts payable and refundable security deposits                                            8,295          16,948
    Due to affiliates                                                                           14,819         (20,015)
                                                                                         -------------   -------------
      Total adjustments                                                                        520,215         811,621
                                                                                         -------------   -------------
    Net cash provided by operating activities                                                  520,422         619,339
                                                                                         -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                                    333,805         315,815
 Investment in real estate                                                                     (25,349)        (52,514)
                                                                                         -------------   -------------
      Net cash provided by investing activities                                                308,456         263,301
                                                                                         -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                                                      0        (174,816)
                                                                                         -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           828,878         707,824

CASH AND CASH EQUIVALENTS, beginning of year                                                   969,081         128,199
                                                                                         -------------   -------------
CASH AND CASH EQUIVALENTS, end of period                                                 $   1,797,959   $     836,023
                                                                                         -------------   -------------


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


               SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, L.P., a Georgia corporation, as general partners. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

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

   The Partnership owns an interest in the following joint ventures: (i) Wells-Baker Associates, a joint venture between Fund I and Wells & Associates, (ii) Fund I-Fund II Tucker; and (iii) Fund I, II, II-OW, VI, and VII Joint Venture

   As of September 30, 1999 the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned directly by the Partnership; (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership; (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership;
   (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates; (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker; and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, and VII Joint Venture. All of the foregoing properties were acquired on an all-cash basis.

   (b) Basis of Presentation

   The financial statements of Wells Real Estate Fund I have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

2. INVESTMENT IN JOINT VENTURES

   The Partnership owned interests in nine properties as of September 30, 1999 through investment or directly. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint ventures is recorded using the equity method

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   (a) General

   As of September 30, 1999 the properties owned by the Partnership were 77.2% occupied. Revenues of the Partnership were $403,109 for the three months ended September 30, 1999 as compared to $418,293 for the three months ended September 30, 1998, and $1,290,472 for the nine months ended September 30, 1999, as compared to $1,281,238 for the same period in 1998. The increase for the nine months ended September 30, 1999 over 1998 was due primarily to increased interest income and an increase in equity from joint ventures as occupancy and rental income increased at both Heritage Place and Cherokee Commons. The increased revenue for the three-month period was due primarily to increased interest income. Increased revenue at Heritage Place and Cherokee Commons was offset by increased expenses at Cherokee Commons resulting in a decrease in equity in joint ventures for the three months ended September 30, 1999.

   Expenses of the Partnership were $1,290,265 for the nine months ended September 30, 1999, as compared to $1,473,520 for the nine months ended September 30, 1998. The decrease in expenses for 1999 over 1998 was due primarily to decreased operating costs of the Partnership's properties.

   Net cash provided by operating activities decreased from $619,339 for the nine months ended September 30, 1998 to $520,422 at September 30, 1999 due primarily to changes in receivables and payables.

   The Partnership declared cash distributions to the Limited Partners holding Class A units of $3.25 per Class A unit for the three months ended September 30, 1999. No cash distributions were made to the Limited Partners holding Class B units or the General Partners for the nine months ended September 30, 1999 and 1998.

   The Partnership's distributions payable for the third quarter of 1999 are being paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

   The Partnership is reserving all operating cash flow generated during the first and second quarters of 1999 and 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America ("HCA") expired December 31, 1996 and as of September 30, 1999 the building is only 21.8% leased. Management has hired an outside firm and hopes to enter into leases in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership reserved all distributions for 1998 and the first and second quarters of 1999 and applied such amounts to fund the reconfiguration of the interior of this property.

   The Partnership has recently made the decision to begin selling its properties. At this time, four properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Fund I properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the limited partners in accordance with the Partnership's prospectus.

   Year 2000

   The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

   As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

   The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

   The Partnership relies on computers and operating systems provided by equipment manufacturers and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial conditions of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

   The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

   The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and telephone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensed to each staff member of the General Partner of the Partnership.

   Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevators or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevators shut down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security systems shut down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

2. PROPERTY OPERATIONS

   As of September 30, 1999, the Partnership owned interest in the following operational properties:

                                                                      Three Months Ended              Nine Months Ended
                                                                -----------------------------   -----------------------------
            Paces Pavilion/Howell Mill Road Property-           September 30,   September 30,   September 30,   September 30,
                             Fund I                                  1999            1998            1999            1998
   -------------------------------------------------------      -------------   -------------   -------------   -------------
   Revenues:
     Rental income                                              $      31,598   $      16,418   $      73,913   $      62,628
                                                                -------------   -------------   -------------   -------------
   Expenses:
     Depreciation                                                      64,160          64,702         192,480         190,571
     Management and leasing expenses                                    1,916           1,006           4,497           3,794
     Other operating expenses                                          66,149          81,218         200,728         188,078
                                                                -------------   -------------   -------------   -------------
                                                                      132,225         146,926         397,705         382,443
                                                                -------------   -------------   -------------   -------------
               Net loss                                         $    (100,627)  $    (130,508)  $    (323,792)  $    (319,815)
                                                                =============   =============   =============   =============
   Occupied %                                                              22%             12%             22%             12%
                                                                =============   =============   =============   =============
   Partnership's ownership %                                              100%            100%            100%            100%
                                                                =============   =============   =============   =============
   Cash generated to the Partnership                            $           0   $           0   $           0   $           0
                                                                =============   =============   =============   =============
   Net income generated to the Partnership                      $    (100,627)  $    (130,508)  $    (323,792)  $    (319,815)
                                                                =============   =============   =============   =============

   Rental revenues increased for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 due to a tenant that moved in during the second quarter of 1999. Operating expenses increased significantly for the nine-month period ended September 30, 1999 due to a tenant that moved out at the end of March 1998 and property taxes, insurance, and common area maintenance expenses previously paid for by a major tenant that is no longer leasing space.

   Currently, there are five tenants occupying the premises. Management has hired an outside firm to help with the leasing of the building.

                                                                   Three Months Ended              Nine Months Ended
                                                             -----------------------------   -----------------------------
                Crowe's Crossing Property-                   September 30,   September 30,   September 30,   September 30,
                          Fund I                                  1999            1998            1999            1998
------------------------------------------------------       -------------   -------------   -------------   -------------
Revenues:
  Rental income                                              $     183,866   $     178,771   $     533,946   $     527,230
                                                             -------------   -------------   -------------   -------------
Expenses:
  Depreciation                                                     104,172         104,413         312,866         313,175
  Management and leasing expenses                                   15,840          20,557          46,445          58,341
  Other operating expenses                                          28,970          66,959          37,680          28,517
                                                             -------------   -------------   -------------   -------------
                                                                   148,982         191,929         396,991         400,033
                                                             -------------   -------------   -------------   -------------
            Net income (loss)                                $      34,884   $     (13,158)  $     136,955   $     127,197
                                                             -------------   -------------   -------------   -------------
Occupied %                                                              87%             92%             87%             92%
                                                             -------------   -------------   -------------   -------------
Partnership's ownership %                                              100%            100%            100%            100%
                                                             -------------   -------------   -------------   -------------
Cash generated to the Partnership                            $     152,792   $     105,496   $     438,381   $     475,383
                                                             -------------   -------------   -------------   -------------
Net income (loss) generated to the Partnership               $      34,884   $     (13,158)  $     136,955   $     127,197
                                                             -------------   -------------   -------------   -------------

   Rental income increased for the three-month period and nine-month period ended September 30, 1999 due to rental renewal rates. Other operating expenses increased for the nine months ended September 30, 1999 as compared to the same period in 1998 due to significant HVAC and plumbing repairs and tenant allowance. In 1998, a recovery of bad debt of approximately $13,000 and water billings of approximately $12,000 to tenants lowered operating expenses. Other operating expenses decreased significantly for three-month period due to additional HVAC repairs and landscaping supplies in 1998.

                                                                   Three Months Ended              Nine Months Ended
                                                             -----------------------------   -----------------------------
                 Black Oak Plaza Property/                   September 30,   September 30,   September 30,   September 30,
                          Fund I                                  1999            1998            1999            1998
---------------------------------------------------          -------------   -------------   -------------   -------------
Revenues:
  Rental income                                              $      78,555   $     107,347   $     291,811   $     333,122
  Interest income                                                      200               0             710               0
                                                             -------------   -------------   -------------   -------------
                                                                    78,755         107,347         292,521         333,122
                                                             -------------   -------------   -------------   -------------
Expenses:
  Depreciation                                                      66,383          66,829         199,892         200,037
  Management and leasing expenses                                    1,719          10,708          22,991          36,581
  Other operating expenses                                          27,323          62,842          35,539         210,969
                                                             -------------   -------------   -------------   -------------
                                                                    95,425         140,379         258,422         447,587
                                                             -------------   -------------   -------------   -------------
            Net (loss) income                                $     (16,670)  $     (33,032)  $      34,099   $    (114,465)
                                                             -------------   -------------   -------------   -------------
Occupied %                                                              71%             73%             71%             73%
                                                             -------------   -------------   -------------   -------------
Partnership's ownership %                                              100%            100%            100%            100%
                                                             -------------   -------------   -------------   -------------
Cash generated to the Partnership                            $      63,898   $      49,449   $     270,497   $     119,240
                                                             -------------   -------------   -------------   -------------
Net (loss) income generated to the Partnership               $     (16,670)  $     (33,032)  $      34,099   $    (114,465)
                                                             -------------   -------------   -------------   -------------

   Rental income decreased from $107,347 for the three-month period ended September 30, 1998 to $78,755 for the same period in 1999 and from $333,122 for the nine-month period ended September 30, 1998 to $291,811 for the same period in 1999 due primarily to decreased occupancy.

   Other operating expenses decreased in 1999 as compared to 1998 due primarily to increases in billings of common area maintenance, decreases in parking lot repairs and legal fees. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Cash generated to the Partnership and net income allocated to the Partnership increased in 1999 as compared to 1998 due primarily to the decrease in expense noted above.

                                                                   Three Months Ended              Nine Months Ended
                                                             -----------------------------   -----------------------------
               Peachtree Place Property-                     September 30,   September 30,   September 30,   September 30,
                Wells Baker Associates                            1999            1998            1999            1998
------------------------------------------------------       -------------   -------------   -------------   -------------
Revenues:
  Rental income                                              $      64,301   $      72,763   $     174,825   $     211,895
  Interest income                                                       (2)              0              14              16
                                                             -------------   -------------   -------------   -------------
                                                                    64,299          72,763         174,839         211,911
                                                             -------------   -------------   -------------   -------------
Expenses:
  Depreciation                                                      19,829          22,510          58,092          65,084
  Management and leasing expenses                                    4,149           5,826          13,099          16,896
  Other operating expenses                                          34,011          41,134          96,744          95,860
                                                             -------------   -------------   -------------   -------------
                                                                    57,989          69,470         167,935         177,840
                                                             -------------   -------------   -------------   -------------
            Net income                                       $       6,310   $       3,293   $       6,904   $      34,071
                                                             -------------   -------------   -------------   -------------
Occupied %                                                              85%            100%             85%            100%
                                                             -------------   -------------   -------------   -------------
Partnership's ownership %                                            89.95%          89.95%          89.95%          89.95%
                                                             -------------   -------------   -------------   -------------
Cash generated to the Partnership                            $      23,396   $      22,220   $      42,960   $      91,784
                                                             -------------   -------------   -------------   -------------
Net income allocated to the Partnership                      $       2,546   $       2,962   $       6,210   $      30,647
                                                             -------------   -------------   -------------   -------------

   Rental income decreased for the nine-month and three-month period ending September 30, 1999 as compared to the same period for 1998, due to decreased occupancy. Operating expenses increased from $95,860 in 1998 to $96,744 in 1999 due to bad-debt recovery of $7,000 in the first quarter of 1998 as compared to only $300 in the first quarter of 1999. Cash distributions and net income decreased in 1999 as compared to 1998 due primarily to decreased rental income.

                                                                   Three Months Ended              Nine Months Ended
                                                             -----------------------------   -----------------------------
            Heritage Place at Tucker Property/               September 30,   September 30,   September 30,   September 30,
               Fund I-Fund II Joint Venture                       1999            1998            1999            1998
--------------------------------------------------------     -------------   -------------   -------------   -------------
Revenues:
  Rental income                                              $     351,124   $     301,785   $   1,031,027   $     913,672
  Interest income                                                       53              95             326             367
  Other income                                                           0          27,319               0          27,319
                                                             -------------   -------------   -------------   -------------
                                                                   351,177         329,199       1,031,353         941,358
                                                             -------------   -------------   -------------   -------------
Expenses:
  Depreciation                                                     127,287         113,129         356,539         327,705
  Management and leasing expenses                                   36,741          41,688         124,707         118,921
  Other operating expenses                                         165,238         152,927         364,186         378,901
                                                             -------------   -------------   -------------   -------------
                                                                   329,266         307,744         845,432         825,527
                                                             -------------   -------------   -------------   -------------
            Net income                                       $      21,911   $      21,455   $     185,921   $     115,831
                                                             -------------   -------------   -------------   -------------
Occupied %                                                              88%             82%             88%             82%
                                                             -------------   -------------   -------------   -------------
Partnership's ownership %                                             55.1%           55.1%           55.1%           55.1%
                                                             -------------   -------------   -------------   -------------
Cash distribution to the Partnership                         $      60,846   $      78,591   $     204,440   $     225,855
                                                             -------------   -------------   -------------   -------------
Net income allocated to the Partnership                      $      12,071   $      10,166   $     102,424   $      62,158
                                                             -------------   -------------   -------------   -------------

   Rental income increased in 1999 from 1998 due primarily to the increase in occupancy from 82% to 88%. Other operating expenses increased for the three-month period due to HVAC repairs and decreased from $378,801 to $364,186 for the nine-month period ended September 30, 1999 due to a sewer pump and main water line repair in 1998. Depreciation increased for the nine-month period due to building repairs.

                                                                   Three Months Ended              Nine Months Ended
                                                             -----------------------------   -----------------------------
           Cherokee Property-Fund I, II, II-OW,              September 30,   September 30,   September 30,   September 30,
                VI, and VII  Joint Venture                        1999            1998            1999            1998
-------------------------------------------------------      -------------   -------------   -------------   -------------
Revenues:
  Rental income                                              $     238,923   $     226,733   $     703,538   $     681,415
  Interest income                                                        8               2              47              43
                                                             -------------   -------------   -------------   -------------
                                                                   238,931         226,735         703,585         681,458
                                                             -------------   -------------   -------------   -------------
Expenses:
  Depreciation                                                     111,379         111,285         332,906         332,412
  Management and leasing expenses                                   22,863          18,478          73,992          62,966
  Other operating expenses                                          48,342          20,630          28,699          25,680
                                                             -------------   -------------   -------------   -------------
                                                                   182,584         150,393         435,597         421,058
                                                             -------------   -------------   -------------   -------------
            Net income                                       $      56,347   $      76,342   $     267,988   $     260,400
                                                             -------------   -------------   -------------   -------------
Occupied %                                                              97%             91%             97%             91%
                                                             -------------   -------------   -------------   -------------
Partnership's ownership %                                               24%             24%             24%             24%
                                                             -------------   -------------   -------------   -------------
Cash distribution to the Partnership                         $      46,221   $      50,732   $     154,815   $     153,348
                                                             -------------   -------------   -------------   -------------
Net income allocated to the Partnership                      $      13,536   $      18,340   $      64,379   $      62,556
                                                             -------------   -------------   -------------   -------------

   Rental income increased in 1999 over 1998 due to increased occupancy. The increase in operating expenses for the three-month period ended September 30, 1999 was due to increased expenditures for tenant improvements, HVAC repairs, and parking lot repairs.

PART II. OTHER INFORMATION

ITEM 6 (b.) NO REPORTS ON FORM 8-K WERE FILED DURING THE THIRD QUARTER OF 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        WELLS REAL ESTATE FUND I
                                                        (Registrant)


Dated:  November 10, 1999  By:  /s/ Leo F. Wells, III
                                ---------------------
                           Leo F. Wells, III, as Individual
                           General Partner and as President,
                           Sole Director, and Chief Financial
                           Officer of Wells Capital, Inc.