Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND I
filed 2000-03-27
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                    December 31, 1999              or
                              ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to       ___________________ to _______________
Commission file number                  0-14463

                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                        58-1565512
--------------------------------           -------------------------------------
(State or other jurisdiction of            I.R.S Employer Identification Number)
incorporation or organization)


6200 The Corners Parkway, Norcross, Georgia                 30092
------------------------------------------- ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                    ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

    Title of each class                     Name of exchange on which registered
--------------------------------            ------------------------------------
          NONE                                            NONE
--------------------------------            ------------------------------------

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

Yes   X   No  ___
     ----

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

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

The Partnership owns interests in the following joint ventures: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, (ii) Fund I-Fund II Tucker, and (iii) the Fund I, II, II-OW, VI, VII Joint Venture

As of December 31, 1999, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, owned by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership, (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Wells-Baker Associates, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by the Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11--"Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.


ITEM 2. PROPERTIES

The Partnership owns six properties directly or through its ownership in joint ventures of which two are office buildings, three are retail buildings, and one is a combined office and retail project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. The Wells-Baker Associate joint venture is consolidated with Fund I since the ownership is 89.95%. As of December 31, 1999 these properties were 80% occupied, up from 78.8% at December 31, 1998 and 1997.

The following table shows lease expirations during each of the next ten years as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                                     Partnership        Percentage       Percentage
                      Number                                          Share of           of Total         of Total
   Year of              of             Square        Annualized      Annualized           Square         Annualized
    Lease             Leases            Feet         Gross Base      Gross Base            Feet          Gross Base
 Expiration          Expiring         Expiring        Rent (1)         Rent (1)          Expiring           Rent
------------      -------------     ------------   --------------  --------------    ----------------  ---------------
    2000               22               41,831      $  681,059       $  451,384            22.02%          27.85%
    2001               27               44,387         687,755          450,373            23.36           28.13
    2002(2)            25               56,673         656,343          472,809            29.83           26.84
    2003                4                9,878          94,687           79,894             5.20            3.67
    2004               14               27,633         236,474          166,792            14.55            9.67
    2005                0                    0               0                0             0.00            0.00
    2006                0                    0               0                0             0.00            0.00
    2007                1                3,600          44,250           10,629             1.89            1.81
    2008                1                2,400          27,384           15,086             1.26            1.12
    2009                1                3,580          17,229           17,229             1.88            0.70
                  -------------     ------------   --------------  --------------    ----------------  ---------------
                       95              189,982      $2,445,181       $1,664,196           100.00%         100.00%
                  -------------     ------------   --------------  --------------    ----------------  ---------------

          (1) Average monthly gross rent over the life of the lease, annualized.

          (2)  Lease expiring is ground lease only with McDonald's.

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

     Paces Pavilion Property


     On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Paces Pavilion Property") for a purchase price of $3,443,203. The Paces Pavilion Property contains approximately 32,339 of net rentable square feet, and the entire building was leased to HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA") until December 31, 1996. HCA is a medical support staff group which supplies health care workers to West Paces Ferry Hospital. Although efforts were made to negotiate a new lease, HCA vacated the premises as of December 31, 1996. Management has hired an outside firm to engage a tenant. Rental income is currently being generated from four (4) leaseholders occupying 5,062 square feet.

     The occupancy rate at the Paces Pavilion Property was 19.15% for the year ended December 31, 1999, 12.6% for the year ended December 31, 1998, and 27.8% for the year ended December 31, 1997.

     The average effective annual rental per square foot at the Paces Pavilion Property was $3.31 for 1999, $2.44 for 1998, $4.17 for 1997, and $16.86 for
     1996 and 1995.

     Crowe's Crossing Property/Fund I

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

     The occupancy rate at the Crowe's Crossing Property was 96% in 1999, 94% in 1998, and 86% in 1997.

     The average annual rental per square foot at the Crowe's Crossing Property was $7.64 for 1999, $7.98 for 1998, $7.40 for 1997, $7.92 for 1996, and
     $7.60 for 1995.

     As of December 31, 1999, the Partnership had expended a total of $8,357,591 for the acquisition of the Crowe's Crossing Property.

     Black Oak Plaza Property/Fund I

     On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contained a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug, the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of December 31, 1999, Black Oak Plaza was approximately 70% leased to 20 tenants. Cato/Cato Plus, a women's clothing store, is the only tenant occupying 10% or more of the rentable square footage of the property. Cato's lease for 8,610 square feet, approximately 12.5% of the total, expired in January, 1999 and is currently on a month to month basis. The occupancy rate at Black Oak Plaza was 70% in 1999, 73% in 1998, and 78% in 1997. The average annual rental per square foot at Black Oak Plaza was $5.53 in 1999, $6.41 in 1998, $6.53 in 1997, $6.08 for 1996,
     and $6.14 for 1995.

     As of December 31, 1999, the Partnership had expended a total of $4,581,743 for the acquisition of Black Oak Plaza.

     Peachtree Place Property/Fund I and Wells & Associates, Inc.

     In 1985, the Partnership acquired an interest in two commercial office buildings located at Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners. The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087, and, upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of December 31, 1999, the Partnership had made total capital contributions of $1,526,798 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture. As of December 31, 1999, the buildings at the Peachtree Place Property were 100% leased to nine tenants.

     The occupancy rate at the Peachtree Place Property was 100% in 1999, 74% in 1998, and 95.3% in 1997.

     The average annual rental per square foot at the Peachtree Place Property was $13.86 in 1999, $15.51 for 1998, $15.88 for 1997, $16.08 for 1996, and
     $13.62 for 1995.

     Three tenants occupy ten percent or more of the rentable square footage, Dr. Keith Broome, a dentist, Dr. Christian Loetscher, an oral surgeon and Prime Media International, a marketing promotional company. The other tenants in the office park provide typical commercial office services.

     Dr. Loetscher's original lease represented 2,067 rentable square feet. In 1995, he expanded and increased his rentable space by an additional 2,333 square feet for a total of 4,400 rentable square feet. Dr. Loetscher's lease calls for an annual base rent of $76,083 in 1999 and base rent of $77,603 in 2000. The lease expires May 31, 2001.

     Dr. Keith Broome's lease represents 2,016 rentable square feet. The annual base rent under the lease is $34,272 for 1998 and 1999, and $35,280 in 2000. The lease expires December 31, 2002.

     Prime Media International's lease represents 2,065 rentable square feet. The annual base rent under the lease is $35,105 for 2000. The lease expires June 30, 2004.

     Tucker Property/Fund I--Fund II Tucker Joint Venture

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

     Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of December 31, 1999, the Partnership had contributed a total of $6,194,634, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of the Tucker Property. As of December 31, 1999, the Partnership had approximately a 55% equity interest in the Tucker Property, and the Fund II--Fund II-OW Joint Venture held approximately a 45% equity interest in the Tucker Property.
     As of December 31, 1999, the Tucker Property was 87% occupied by 35 tenants.

     There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

     The occupancy rate at the Tucker Property was 87% in 1999, 94% in 1998, and 85% in 1997.

     The average effective annual rental per square foot at the Tucker Property was $14.11 in 1999, $12.76 for 1998, $11.08 for 1997, $13.78 for 1996, and
     $12.61 for 1995.

     Cherokee Property/Fund I, II, II-OW, VI, and VII Joint Venture

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

     On August 1, 1995, the Partnership, Fund II--Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as General Partners ("Wells Fund VI"); and Wells Real Estate Fund VII, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as General Partners ("Wells Fund VII') entered into a joint venture agreement known as Fund I, II, II-OW, VI, and VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Property. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Fund II-Fund II-OW, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

     As of December 31, 1999, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1999, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were as follows: the Partnership 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VI 11% and Wells Fund VII 11%.

     The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Property. As of December 31, 1999, the Cherokee Property was approximately 97% occupied by 21 tenants, including Kroger.

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

     The occupancy rate at the Cherokee Property was 97% in 1999, 91% in 1998, and 94% in 1997.

     The average annual rental per square foot at the Cherokee Property was $9.11 for 1999, $8.78 for 1998, $8.49 for 1997, $8.59 for 1996, and $7.50
     for 1995.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the year of 1999.

                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2000, the Partnership had 98,716 outstanding Class A Units held by a total of 3,682 Limited Partners and 42,568 outstanding Class B Units held by a total of 930 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 9% noncumulative distribution preference over Class B Unit holders as to distributions from Cash Available for Distribution but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash Available for Distribution to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class B Units during 1999. The Partnership has reserved all operating cash flow during 1998 and the first two quarters of 1999 which would otherwise be available for distribution to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. Cash distributions made to the Limited Partners holding Class A Units during the two most recent fiscal years were as follows:

                                                   Per Class A        Per Class A          Per Class B        Per Class B
     Distribution                Total                Unit               Unit                 Unit               Unit
     for Quarter                 Cash              Investment          Return of            Return of           General
       Ended                 Distributed             Income             Capital              Capital            Partner
----------------------     -------------------   ----------------     ---------------      ------------       --------------
March 31, 1998                     $      0            $0.00                $0.00              $0.00              $0.00
June 30, 1998                             0             0.00                 0.00               0.00               0.00
September 30, 1998                        0             0.00                 0.00               0.00               0.00
December 31, 1998                         0             0.00                 0.00               0.00               0.00
March 31, 1999                            0             0.00                 0.00               0.00               0.00
June 30, 1999                             0             0.00                 0.00               0.00               0.00
September 30, 1999                  320,363             3.25                 0.00               0.00               0.00
December 31, 1999                   324,141             3.28                 0.00               0.00               0.00

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995:

                                            1999          1998          1997          1996          1995
                                        -----------   -----------   -----------   -----------   -----------
Total assets                            $22,721,176   $23,098,782   $23,593,566   $24,968,886   $26,086,260
Total revenues                            1,710,741     1,636,172     1,643,943     1,967,743     2,169,532
Net (loss) income                          (101,904)     (337,675)     (305,296)      101,804       746,262
Net (loss) income allocated to Class A
  limited partners                         (101,904)     (337,675)    1,059,405     1,416,538     1,657,310
Net loss allocated to Class B limited
  partners                                        0             0    (1,364,701)   (1,314,734)     (911,048)
Net (loss) income per Class A limited
  partner unit                               $(1.03)       $(3.42)       $10.73        $14.35        $16.79
Net loss per Class B limited partner
  unit                                         0.00          0.00        (32.06)       (30.89)       (21.40)
Cash distributions to Investors:
  Investments income Class A units             6.53          0.00         10.85         12.92         17.24
  Return of Capital Class A units              0.00          0.00          0.00          0.00          0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS RESULTS OF OPERATION

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

Results of Operations and Changes in Financial Conditions

General

Gross revenues of the Partnership were $1,710,741 for the fiscal year ended December 31, 1999 as compared to $1,636,172 for the fiscal year ended December 31, 1998, and $1,643,943 for the fiscal year ended December 31, 1997. The increase for 1999 was due to increased equity in joint ventures and increased interest income. Increased equity in joint ventures is due to increased rental renewal rates at the Tucker Property and increased occupancy and lower operating expenses at the Cherokee Property. Interest income increased due to increased cash and cash equivalents as distributions to limited partners was reserved for future tenant improvements at the Pace Pavilion Property. Expenses of the Partnership were $1,811,046 for the fiscal year ended December 31, 1999, down from $1,973,731 for 1998 and $1,945,614 for 1997. The decrease in 1999 over
1998 is due primarily to decreased legal fees at Black Oak Plaza and decreased property operating expenses in the areas of property security and general repairs and maintenance. As a result of increased revenue and decreased expenses net loss decreased to $101,904 in 1999 as compared to net loss of $337,675 in 1998 and net loss of $305,296 in 1997.

The Partnership's cash distribution to the Limited Partners holding Class A Units was $6.53 per unit for the fiscal year ended December 31, 1999 and $10.85 per unit for the fiscal year ended December 31, 1997. No cash distributions were made to the Limited Partners holding Class A Units for the year ending December 31, 1998. No distributions have been paid to Class B Units or to the General Partners.

The Partnership has recently made the decision to begin selling its properties. At this time, four properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Fund I properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the limited partners in accordance with the Partnership's prospectus. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate.
The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

Property Operations

As of December 31, 1999, the Partnership's ownership interest in the Paces Pavilion Property, Black Oak Plaza and Crowe's Crossing Shopping Center is 100%, the Peachtree Place Property is 89.95%, Fund I--Fund II Tucker Joint Venture is 55.09% and Fund I, II, II-OW, VI, and VII Joint Venture is 24.02%.

As of December 31, 1999, the Partnership owned interests in the following properties:

                        Paces Pavilion Property/Fund I

                                                                       For the Year Ended December 31
                                                                ---------------------------------------------
                                                                  1999              1998              1997
                                                                ---------         ---------         ---------
Revenues:
  Rental income                                                 $ 106,993         $  79,054         $ 134,951
                                                                ---------         ---------         ---------
Expenses:
  Depreciation                                                    256,640           256,157           251,755
  Management and leasing expenses                                   6,420             4,800             8,652
  Other operating expenses                                        262,295           243,744           241,180
                                                                ---------         ---------         ---------
                                                                  525,355           504,701           501,587
                                                                ---------         ---------         ---------
Net loss                                                        $(418,362)        $(425,647)        $(366,636)
                                                                =========         =========         =========

Occupied percentage                                                 19.15%             12.6%             27.8%
                                                                =========         =========         =========

Partnership ownership percentage                                      100%              100%              100%
                                                                =========         =========         =========

Cash generated to the Partnership                               $       0         $       0         $       0
                                                                =========         =========         =========

Net loss generated to the Partnership                           $(418,362)        $(425,647)        $(366,636)
                                                                =========         =========         =========

Rental income increased to $106,993 in 1999 from $79,054 in 1998 due to a tenant that moved in during the second quarter of 1999 and decreased from $134,951 in 1997 to $79,054 in 1998 due to decreased tenant occupancy.

Management and leasing fees increased to $6,420 in 1999 from $4,800 in 1998 and decreased from $8,652 in 1997 to $4,800 in 1998 due to fluctuation in tenant occupancy.

Other operating expenses increased to $262,295 in 1999 from $243,744 in 1998 due primarily to an increase in association dues from $189,209 in 1998 to $219,923 in 1999 but remained stable from 1997 to 1998.

Currently, there are four tenants occupying 19.15% of the premises. Management is actively seeking replacement tenants for the remaining space at Paces Pavilion. Because of the low rental income, increased expenses and capital improvements, no cash was generated to the Partnership for 1999, 1998 and 1997.

Rental income is currently being generated through four (4) leaseholders occupying 5,062 square feet.

Real estate taxes were paid by HCA directly during the years of occupancy at the Paces Pavilion Property and are included in the Paces Pavilion Condominium Association monthly fee for 1999, 1998 and 1997.

The Partnership's ownership percentage has remained constant at 100% for the years 1999, 1998, and 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                    Crowe's Crossing Shopping Center/Fund I

                                                               For the Year Ended December 31
                                                        -------------------------------------------
                                                          1999            1998               1997
                                                        ========        ========          =========
Revenues:
     Rental income                                      $716,427        $696,530          $693,334
                                                        --------        --------          --------
Expenses:
     Depreciation                                        417,020         417,588           417,262
     Management and leasing expenses                      84,719          76,243            66,509
     Other operating expenses                             97,219          71,925           187,504
                                                        --------        --------          --------
                                                         598,958         565,756           671,275
                                                        --------        --------          --------
Net income                                              $117,469        $130,774          $ 22,059
                                                        ========        ========          ========

Occupied percentage                                           96%             94%               86%
                                                        ========        ========          ========

Partnership ownership percentage                             100%            100%              100%
                                                        ========        ========          ========

Cash generated to the Partnership                       $529,994        $606,495          $545,071
                                                        ========        ========          ========

Net income generated to the Partnership                 $117,469        $130,774          $ 22,059
                                                        ========        ========          ========

Rental increased for 1999 as compared to 1998 due to increased occupancy and rental renewal rates. Rental income increased in 1998 compared to 1997 but not as significantly as the occupancy increase from 86% to 94% due primarily to this increase in occupancy being attributable to the fourth quarter of 1998. Other operating expenses increased to $97,219 in 1999 as compared to $71,925 in 1998 due to significant HVAC and plumbing repairs. The lower operating expenses in 1998 as compared to both 1999 and 1997 is due to a recovery of bad debt of $13,000 and water reimbursements from tenants of approximately $12,000.

Cash generated to the Partnership decreased in 1999 as compared to 1998 due to decreased net income and capitalized leasing commissions.

Real estate taxes were $83,402 in 1999, $87,045 in 1998, and $84,973 in 1997.

The Partnership's ownership percentage has remained constant at 100% for the years 1999, 1998, and 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                            Black Oak Plaza/Fund I

                                                               For the Year Ended December 31
                                                        --------------------------------------------
                                                          1999             1998               1997
                                                        ========         =========          ========
Revenues:
     Rental income                                      $378,447         $ 441,890          $447,027
                                                        --------         ---------          --------
Expenses:
     Depreciation                                        266,275           266,866           254,009
     Management and leasing expenses                      43,043            46,857            39,040
     Other operating expenses                             61,517           232,521           161,635
                                                        --------         ---------          --------
                                                         370,835           546,244           454,684
                                                        --------         ---------          --------
Net income (loss)                                       $  7,612         $(104,354)         $ (7,657)
                                                        ========         =========          ========

Occupied percentage                                           70%               73%               78%
                                                        ========         =========          ========

Partnership ownership percentage                             100%              100%              100%
                                                        ========         =========          ========

Cash generated to the Partnership                       $327,845         $ 208,670          $187,385
                                                        ========         =========          ========

Net income (loss) generated to the Partnership          $  7,612         $(104,354)         $ (7,657)
                                                        ========         =========          ========

Rental income decreased to $378,447 in 1999 as compared to $441,890 in 1998 and $447,027 in 1997 due to fluctuations in tenant occupancy at the property. Depreciation remained relatively stable in 1999 as compared to 1998 but increased in 1998 as compared to 1997 due to additional building and landscaping improvements as well as tenant improvements for two new tenants in 1998. Other operating expenses decreased in 1999 as compared to 1998 and 1997 due to significantly lower expenses in the areas of parking lot repairs, security, legal, and bad debt. Security was approximately $18,000 in 1999 as compared to $28,445 in 1998 and $25,160 in 1997, legal was approximately $13,700 in 1999 as compared to $111,000 in 1998 and $28,500 in 1997, and bad debt write-off was zero in 1999 as compared to $22,730 in 1998, and $29,000 in 1997.

Real estate taxes were $47,318 for 1999, $39,479 for 1998, and $40,634 for 1997.

The Partnership's ownership percentage remained constant at 100% for the years 1999, 1998, and 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

       Peachtree Place/Fund I and Wells & Associates, Inc. Joint Venture

                                                                      For the Year Ended December 31
                                                               --------------------------------------------
                                                                 1999              1998              1997
                                                               --------          --------          --------
Revenues:
Rental income                                                  $238,932          $267,476          $276,345
Interest income                                                      22                24                22
                                                               --------          --------          --------
                                                                238,954           267,500           273,826
                                                               --------          --------          --------
Expenses:
Depreciation                                                     79,596            85,148            87,057
Management and leasing expenses                                  17,143            22,450            22,931
Other operating expenses                                        126,302           158,749           127,686
                                                               --------          --------          --------
                                                                223,041           266,347           237,674
                                                               --------          --------          --------
Net income                                                     $ 15,913          $  1,153          $ 36,152
                                                               ========          ========          ========

Occupied percentage                                              100.00%            74.02%            95.34%
                                                               ========          ========          ========

Partnership ownership percentage                                  89.95%            89.95%            89.95%
                                                               ========          ========          ========

Cash distribution to the Partnership                           $ 69,147          $ 82,286          $128,771
                                                               ========          ========          ========

Net income allocated to the Partnership                        $ 14,314          $  1,037          $ 32,518
                                                               ========          ========          ========

Rental income decreased in 1999 as compared to 1998 and 1997 due to fluctuations in occupancy. Occupancy decreased from 95.4% in 1997 to 74% in 1998. Although occupancy at December 31, 1999 is at 100%, the year began at 74%, increased to 85% and did not become 100% occupied until December of 1999. Other operating expenses remained relatively constant in 1999 as compared to 1997 but were higher in 1998 due to HVAC and roof repairs. As some of the capitalized tenant improvements have become fully depreciated, depreciation expense has declined for 1999 and 1998 as compared to 1997.

Real estate taxes were $14,349 for 1999 and $15,650 each for 1998 and 1997.

The Partnership holds an 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

             Tucker Property/Fund I--Fund II Tucker Joint Venture

                                                                  For the Year Ended December 31
                                                          ------------------------------------------------
                                                             1999               1998               1997
                                                          ----------         ----------         ----------
Revenues:
Rental income                                             $1,373,213         $1,242,332         $1,077,916
Interest income                                                  447                  0              1,159
                                                          ----------         ----------         ----------
                                                           1,373,660          1,242,332          1,079,075
                                                          ----------         ----------         ----------
Expenses:
Depreciation                                                 491,385            440,099            419,928
(Gain) loss on real estate assets                                  0                  0            (45,943)
Management and leasing expenses                              158,270            164,378            122,452
Other operating expenses                                     498,849            532,985            532,859
                                                          ----------         ----------         ----------
                                                           1,148,504          1,137,462          1,029,296
                                                          ----------         ----------         ----------
Net income                                                $  225,156         $  104,870         $   49,779
                                                          ==========         ==========         ==========

Occupied percentage                                            87.10%             93.94%             84.83%
                                                          ==========         ==========         ==========

Partnership ownership percentage                               55.09%             55.09%             55.09%
                                                          ==========         ==========         ==========

Cash distribution to the Partnership                      $  300,689         $  269,139         $  205,024
                                                          ==========         ==========         ==========

Net income allocated to the Partnership                   $  124,039         $   57,773         $   27,423
                                                          ==========         ==========         ==========

Rental income increased in 1999 compared to 1998 even though occupancy decreased due to increased rental renewal rates and the decrease in occupancy moving slowly downward throughout the year. The increased rental income for 1998 as compared to 1997 was due to increased tenant occupancy at the property. The increase in depreciation expense for 1999 was due to capitalized building repairs. Other operating expenses decreased for 1999 as compared to both 1998 and 1997 due to significant variable expenses for those years. Expenses were higher in 1998 due to sewer and main water line repairs and were higher in 1997 due to HVAC repairs and painting expense.

Real estate taxes were $91,970 in 1999, $93,697 in 1998 and $108,836 in 1997.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

 Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                     For the Year Ended December 31
                                                               --------------------------------------------
                                                                 1999              1998              1997
                                                               --------          --------          --------
Revenues:
  Rental income                                                $945,222          $909,831          $880,652
  Interest income                                                    68                84                67
                                                               --------          --------          --------
                                                                945,290           909,915           880,719
                                                               --------          --------          --------
Expenses:
  Depreciation                                                  447,969           444,660           440,882
  Management and leasing expenses                                94,149            82,517            78,046
  Other operating expenses                                       68,090            84,676           138,294
                                                               --------          --------          --------
                                                                610,208           611,853           657,222
                                                               --------          --------          --------
Net income                                                     $335,082          $298,062          $223,497
                                                               ========          ========          ========

Occupied percentage                                                  97%               91%               94%
                                                               ========          ========          ========

Partnership ownership percentage                                     24%               24%               24%
                                                               ========          ========          ========

Cash distributed to the Partnership                            $203,853          $193,285          $160,881
                                                               ========          ========          ========

Net income allocated to the Partnership                        $ 80,496          $ 71,604          $ 53,691
                                                               ========          ========          ========

Rental income increased from $909,831 in 1998 to $945,22 in 1999, due to an increase in occupancy from 91% in 1998 to 97% in 1999. Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent receivable in 1997. Management and leasing expenses increased from $82,517 in 1998 to $94,149 in 1999, due to an increase in occupancy and rental renewal rates. Operating expenses of the property decreased to $68,090 in 1999 from $84,676 in 1998 due to increased CAM billings to tenants that were underaccrued in 1998, offset by increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suite in 1999 and decreased from $138,294 in 1997 to $84,676 in 1998 due to decreased expenditures for tenant improvements, common area expenses, and legal fees. Net income of the property increased to $355,082 in 1999 from $298,062 in 1998 and $223,497 in 1997, due to the reasons discussed above.

Real estate taxes were $87,411 for 1999, $77,311 for 1998, and $67,259 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. refer to Item 2, Properties, page 3.

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

The Partnership's net cash provided by operating activities decreased to $614,844 in 1999 as compared to $632,894 in 1998 due primarily to increased lease acquisition costs, changes in receivables and payables, and increased prepaid assets. Net cash provided by investing activities increased from $239,519 in 1997 and $391,609 in 1998 to $414,506 in 1999 due to decreased capitalized building and tenant improvements. Net cash used in financing activities increased in 1999 as compared to 1998 and decreased in 1998 as compared to 1997. These changes are due to the reserving of distributions to limited partners for the first and second quarters of 1999 and all of 1998 for the anticipated tenant improvements at the Paces Pavilion Property. As a result, primarily of the reserving of distributions, cash and cash equivalents has increased in both 1999 and 1998.

The Partnership is unaware of any other demands, commitments, events, or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

Inflation

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges ("CAM charges"), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Year 2000

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other year 2000 related issues that may require disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                   PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 56 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 1999 from the Partnership or with respect to the Partnership's interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interests in properties owned through joint ventures, as of December 31, 1999, deferred cash compensation of approximately $2,397,266 of which $1,686,651 was accrued at the Partnership level and the remainder at the joint venture level, was due to the General Partners and their affiliates, of which $128,077 was accrued for fiscal year 1999.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999:

               (A)                                           (B)                               (C)
       Name of Individual                        Capacities in Which Served                    Cash
       or Number in Group                           Form of Compensation                   Compensation
--------------------------------------     --------------------------------------          ------------
Wells Management Company, Inc.             Property Manager-Management
                                           and Leasing Fees                                $200,249(1)

Wells Capital, Inc.                        General Partner-Partnership
                                           Cash Flow Distributions                                0

Leo F. Wells, III                          General Partner-Partnership
                                           Cash Flow Distributions                                0

     (1) Some of these fees are paid directly by the Partnership and some are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999 but not actually paid until January, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 1999.

                                (2)                              (3)
       (1)               Name and Address of             Amount and Nature of                 (4)
  Title of Class          Beneficial Owner               Beneficial Ownership          Percent of Class
------------------      ---------------------         ---------------------------    --------------------
Class A units           Leo F. Wells, III             146 Units (IRA, 401 (k) and    Less than 1%
                                                      Profit Sharing)

Class B units           Leo F. Wells, III             202 Units (401 (k) and         Less than 1%
                                                      Profit Sharing)

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no partnership cash flow or net sale proceeds during 1999.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. The management and leasing of the Crowe's Crossing Property and the Black Oak Plaza Property is performed by an outside agent, Merchants Management, since the third quarter of 1998 for which they receive a 3% fee and Wells Management is accrued the balance. Management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership's interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of December 31, 1999, deferred property management and leasing fees totaling $2,397,266 were due to Wells Management Company, Inc., of which $128,077 was accrued for fiscal year 1999.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1999, no real estate commissions were paid to the General Partners or their affiliates.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b) No reports on Form 8-K were filed with the commission during the fourth quarter of 1999.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2 above.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

                                        Wells Real Estate Fund I
                                        (Registrant)



                                        By: /s/ Leo F. Wells, III
                                            ------------------------------------
                                                Leo F. Wells, III
                                        Individual General Partner and as
                                        President and Chief Financial Officer of
                                        Wells Capital, Inc., the Corporate
                                        General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

       Signature                        Title                       Date
-------------------------   ------------------------------  --------------------

/s/ Leo F. Wells, III
-------------------------
Leo F. Wells, III           Individual General Partner,     March 27, 2000
                            President and Sole Director of
                            Wells Capital, Inc., the
                            Corporate General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                 Financial Statements                                        Page
--------------------------------------------------------------------------------------       ----

Independent Auditors' Report                                                                  F2

Balance Sheets as of December 31, 1999 and 1998                                               F3

Statements of Loss for the Years ended December 31, 1999, 1998, and 1997                      F4

Statements of Partners' Capital for the Years Ended December 31, 1999, 1998, and 1997         F5

Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997                F6

Notes to Financial Statements for December 31, 1999, 1998, and 1997                           F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund I and Subsidiary:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE FUND I (a Georgia public limited partnership) AND SUBSIDIARY as of December 31, 1999 and 1998 and the related consolidated statements of loss, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                                                       1999               1998
                                                                                                   ------------       ------------
REAL ESTATE ASSETS, at cost:
 Land                                                                                              $ 2,894,193        $ 2,894,193
 Building and improvements, less accumulated depreciation of $8,399,494 and $7,379,963 at
  December 31, 1999 and 1998, respectively                                                          11,313,057         12,305,562
                                                                                                   ------------       ------------
      Total real estate assets                                                                      14,207,250         15,199,755

INVESTMENT IN JOINT VENTURES                                                                         6,200,073          6,500,083

CASH AND CASH EQUIVALENTS                                                                            1,670,343            969,081

DUE FROM AFFILIATES                                                                                    145,762             83,222

ACCOUNTS RECEIVABLE                                                                                    275,220            230,510

DEFERRED LEASE ACQUISITION COSTS                                                                       131,071             57,590

PREPAID EXPENSES AND OTHER ASSETS                                                                       91,457             58,541
                                                                                                   ------------       ------------
      Total assets                                                                                 $22,721,176        $23,098,782
                                                                                                   ============       ============

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Accounts payable and accrued expenses                                                             $    23,004        $    70,049
 Due to affiliate                                                                                    1,686,651          1,624,749
 Refundable security deposits                                                                           93,112             56,709
 Partnership distributions payable                                                                     328,511              4,843
 Minority interest                                                                                     102,727            108,853
                                                                                                   ------------       ------------
      Total liabilities                                                                              2,234,005          1,865,203
                                                                                                   ============       ============
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A--98,716 units                                                                            20,487,171         21,233,579
   Class B--42,568 units                                                                                     0                  0
                                                                                                   ------------       ------------
      Total partners' capital                                                                       20,487,171         21,233,579
                                                                                                   ------------       ------------
      Total liabilities and partners' capital                                                      $22,721,176        $23,098,782
                                                                                                   ============       ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                        CONSOLIDATED STATEMENTS OF LOSS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                         1999               1998              1997
                                                                      ----------         ----------        -----------
REVENUES:
 Rental income                                                        $1,436,029         $1,484,950        $ 1,549,117
 Equity in income of joint ventures                                      204,535            129,377             81,114
 Interest income                                                          70,177             21,845             13,712
                                                                      ----------         ----------        -----------
                                                                       1,710,741          1,636,172          1,643,943
                                                                      ----------         ----------        -----------
EXPENSES:
 Depreciation                                                          1,019,531          1,025,759          1,010,084
 Operating costs, net of reimbursements                                  490,462            531,998            490,438
 Partnership administration                                               63,465             60,938             50,057
 Management and leasing fees                                             130,040            146,350            144,761
 Legal and accounting                                                     89,882            173,873             85,683
 Bad debt expense                                                          7,280             27,254             95,051
 Computer costs                                                           10,386              7,559              9,149
 Loss on real estate assets                                                    0                  0             60,391
                                                                      ----------         ----------        -----------
                                                                       1,811,046          1,973,731          1,945,614
                                                                      ----------         ----------        -----------
LOSS BEFORE MINORITY INTEREST                                           (100,305)          (337,559)          (301,671)

MINORITY INTEREST                                                         (1,599)              (116)            (3,625)
                                                                      ----------         ----------        -----------
NET LOSS                                                              $ (101,904)        $ (337,675)       $  (305,296)
                                                                      ==========         ==========        ===========

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS               $ (101,904)        $ (337,675)       $ 1,059,405
                                                                      ==========         ==========        ===========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                        $        0         $        0        $(1,364,701)
                                                                      ==========         ==========        ===========

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT                        $(1.03)            $(3.42)            $10.73
                                                                      ==========         ==========        ===========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                                  $0.00              $0.00            $(32.06)
                                                                      ==========         ==========        ===========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                         $6.53              $0.00             $10.85
                                                                      ==========         ==========        ===========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                  Limited Partners                          Total
                                                     -----------------------------------------------
                                                            Class A                  Class B              Partners'
                                                     ---------------------     ---------------------
                                                      Units       Amount        Units       Amount         Capital
                                                     ------    -----------     ------    -----------     -----------
BALANCE, December 31, 1996                           98,716    $21,583,091     42,568    $ 1,364,701     $22,947,792

 Net income (loss)                                        0      1,059,405          0     (1,364,701)       (305,296)
 Partnership distributions                                0     (1,071,242)         0              0      (1,071,242)
                                                     ------    -----------     ------    -----------     -----------
BALANCE, December 31, 1997                           98,716     21,571,254     42,568              0      21,571,254

 Net loss                                                 0       (337,675)         0              0        (337,675)
                                                     ------    -----------     ------    -----------     -----------
BALANCE, December 31, 1998                           98,716     21,233,579     42,568              0      21,233,579

 Net loss                                                 0       (101,904)         0              0        (101,904)
 Partnership distributions                                0       (644,504)         0              0        (644,504)
                                                     ------    -----------     ------    -----------     -----------
BALANCE, December 31, 1999                           98,716    $20,487,171     42,568    $         0     $20,487,171
                                                     ======    ===========     ======    ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1998




                                                                         1999               1998                1997
                                                                         ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (101,904)        $ (337,675)        $  (305,296)
                                                                      ----------         ----------         -----------
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Equity in income of joint ventures                                 (204,535)          (129,377)            (81,114)
     Depreciation                                                      1,019,531          1,025,759           1,010,084
     Loss on real estate assets                                                0                  0              60,391
     Changes in assets and liabilities:
       Accounts receivable                                               (44,710)            63,134              70,018
       Deferred lease acquisition costs                                  (73,481)           (11,212)            (10,570)
       Prepaid expenses and other assets                                 (32,916)            (4,247)             11,015
       Accounts payable, accrued expenses, and refundable
        security deposits                                                (10,642)           (67,138)               (320)
       Due to affiliate                                                   61,902             93,534             118,643
       Minority interest                                                   1,599                116               3,625
                                                                      ----------         ----------         -----------
         Total adjustments                                               716,748            970,569           1,181,772
                                                                      ----------         ----------         -----------
         Net cash provided by operating activities                       614,844            632,894             876,476
                                                                      ----------         ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate                                               (27,499)           (52,061)           (173,469)
 Distributions received from joint ventures                              442,005            443,670             412,988
                                                                      ----------         ----------         -----------
         Net cash provided by investing activities                       414,506            391,609             239,519
                                                                      ----------         ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings            (320,363)          (174,427)         (1,177,659)
 Distributions to minority interest                                       (7,725)            (9,194)            (14,313)
                                                                      ----------         ----------         -----------
         Net cash used in financing activities                          (328,088)          (183,621)         (1,191,972)
                                                                      ----------         ----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     701,262            840,882             (75,977)

CASH AND CASH EQUIVALENTS, beginning of year                             969,081            128,199             204,176
                                                                      ----------         ----------         -----------
CASH AND CASH EQUIVALENTS, end of year                                $1,670,343         $  969,081         $   128,199
                                                                      ==========         ==========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund I (the "Partnership") is a public limited partnership organized on April 26, 1984 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. As of December 31, 1999, the Partnership owned the following properties directly: (i) the Paces Pavilion Property ("Paces Pavilion"), a medical office building located in Atlanta, Georgia; (ii) the Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia; (iii) the Black Oak Property, a shopping center located in Knoxville, Tennessee; and (iv) the Peachtree Place Property ("Wells-Baker"), two commercial office buildings located in Atlanta, Georgia. In addition, through its investment in joint ventures, the Partnership owns interests in the following properties: Heritage Place at Tucker ("Tucker"), a retail shopping and commercial office complex located in Tucker, Georgia, and the Cherokee Commons Shopping Center ("Cherokee Commons"), a shopping center located in Cherokee County, Georgia.

     Basis of Presentation

     The financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at December 31, 1999 and 1998. All significant intercompany balances have been eliminated in consolidation.

     Minority Interest

     Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At December 31, 1999 and 1998, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

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

     The Partnership has recently begun considering selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

     One significant tenant at Paces Pavilion represented 100% of rental income of the property for the year ended December 31, 1996, of which approximately 25% was received from sublessees. This tenant vacated the property effective December 31, 1996 and the property is currently only 19% occupied. The Partnership is actively seeking replacement tenants for occupancy of the remainder of the space at Paces Pavilion; however, in the event that replacement tenants require significant tenant improvements and renovations to the space to be leased, it is anticipated that such amounts may be funded from cash of the Partnership which would otherwise have been distributed to the Limited Partners. In such event, cash distributions to Limited Partners holding Class A Units may be reduced or suspended pending funding of amounts required for any such tenant improvements or renovations. As of January 20, 2000, the Partnership has not been successful in re-leasing a substantial portion of Paces Pavilion.

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

     Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the average number of units outstanding during the period.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1999 and 1998, as follows:

                                                                          1999         1998
                                                                        --------     --------
          Fund I and II Tucker                                          $ 96,725     $ 43,284
          Fund I, II, II-OW, VI, and VII Associates--Cherokee             49,037       39,938
                                                                        --------     --------
                                                                        $145,762     $ 83,222
                                                                        ========     ========

     The Partnership entered into property management agreements with Merchant's Management, Inc. (an unrelated third party) and Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of its properties, the Partnership pays Merchant's Management, Inc. management and leasing fees equal to 1.5% of the gross revenues for management and 1.5% of the gross revenues for leasing. With respect to Wells Management, the Partnership incurs management and leasing fees equal to (a) 1.5% of the gross revenues for management and 1.5% of the gross revenues for leasing, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership's aggregate management and leasing fees are not to exceed a maximum of 6% of annual gross revenues.

     The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, for the years ended December 31, 1999, 1998, and 1997 of $200,249, $227,230, and $147,282.
     Wells Management has elected to defer the receipt of its portion of the management and leasing fees from the Partnership and with respect to the Partnership's interest in properties owned through joint ventures. As of December 31, 1999 and 1998, this deferral totaled $1,686,651 and $1,624,749, respectively, and is included in due to affiliate in the accompanying balance sheets.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                            1999                       1998
                                                   -------------------------  ------------------------
                                                      Amount       Percent      Amount        Percent
                                                   ------------  -----------  ------------ ------------
     Fund I and II Tucker                           $4,581,940       55%       $4,758,591       55%
     Fund I, II, II-OW, VI, and VII
       Associates--Cherokee                          1,618,133       24         1,741,492       24
                                                   ------------               ------------
                                                    $6,200,073                 $6,500,083
                                                   ============               ============

The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                               1999              1998
                                                                            ----------        ----------
Investment in joint ventures, beginning of year                             $6,500,083        $6,833,129
Equity in income of joint ventures                                             204,535           129,377
Distributions from joint ventures                                             (504,545)         (462,423)
                                                                            ----------        ----------
Investment in joint ventures, end of year                                   $6,200,073        $6,500,083
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

In 1996, one of the tenants in Tucker experienced a fire. In 1996, Fund I and II Tucker received an initial insurance settlement of $143,944 for damages to the building. In 1997, an additional $104,895 was received as a final insurance settlement for the fire damages discussed above and storm damages that occurred in 1997. In addition, a loss from the retirement of real estate assets of $58,952 was incurred. The resulting net gain on real estate assets of $45,943 is included in the following statement of income. Additional insurance proceeds of $27,319 related to these damages were received in 1998 and are reflected as a gain on real estate assets in the following statement of income.

Following are the financial statements for Fund I and II Tucker:

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                            Assets

                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $3,260,887       $3,260,887
 Building and improvements, less accumulated depreciation of                 5,835,882        6,040,015
  $3,405,038 in 1999 and $2,913,652 in 1998
 Construction in progress                                                            0           26,731
                                                                            ----------       ----------
       Total real estate assets                                              9,096,769        9,327,633
Cash and cash equivalents                                                      123,617           49,380
Accounts receivable                                                            125,772           96,362
Prepaid expenses and other assets                                              115,865          122,181
                                                                            ----------       ----------
       Total assets                                                         $9,462,023       $9,595,556
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $   67,797       $   64,964
 Partnership distributions payable                                             165,750           66,558
 Due to affiliates                                                             588,344          548,632
                                                                            ----------       ----------
       Total liabilities                                                       821,891          680,154
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund I                                                    4,581,940        4,758,591
 Fund II and II-OW                                                           4,058,192        4,156,811
                                                                            ----------       ----------
       Total partners' capital                                               8,640,132        8,915,402
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $9,462,023       $9,595,556
                                                                            ==========       ==========

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                              1999          1998           1997
                                                            ----------    ----------     ----------
Revenues:
 Rental income                                              $1,373,660    $1,242,332     $1,077,916
 Interest income                                                     0             0          1,159
                                                            ----------    ----------     ----------
                                                             1,373,660     1,242,332      1,079,075
                                                            ----------    ----------     ----------
Expenses:
 Operating costs, net of reimbursements                        464,001       515,791        496,258
 Depreciation                                                  491,386       440,099        419,928
 Management and leasing fees                                   158,269       164,378        122,452
 Loss on real estate assets                                          0       (27,319)       (45,943)
 Partnership administration                                     29,109        32,420         28,665
 Legal and accounting                                            5,739        12,093          7,936
                                                            ----------    ----------     ----------
                                                             1,148,504     1,137,462      1,029,296
                                                            ----------    ----------     ----------
Net income                                                  $  225,156    $  104,870     $   49,779
                                                            ==========    ==========     ==========

Net income allocated to Wells Real Estate Fund I            $  124,039    $   57,773     $   27,423
                                                            ==========    ==========     ==========

Net income allocated to Fund II and II-OW                   $  101,117    $   47,097     $   22,356
                                                            ==========    ==========     ==========

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                            Wells Real     Fund II         Total
                                                              Estate         and         Partners'
                                                              Fund I        II-OW         Capital
                                                            ----------    ----------     ----------
Balance, December 31, 1996                                  $5,147,557    $4,381,559     $9,529,116
 Net income                                                     27,423        22,356         49,779
 Partnership distributions                                    (205,024)     (123,264)      (328,288)
                                                            ----------    ----------     ----------
Balance, December 31, 1997                                   4,969,956     4,280,651      9,250,607
 Net income                                                     57,773        47,097        104,870
 Partnership distributions                                    (269,138)     (170,937)      (440,075)
                                                            ----------    ----------     ----------
Balance, December 31, 1998                                   4,758,591     4,156,811      8,915,402
 Net income                                                    124,039       101,117        225,156
 Partnership distributions                                    (300,690)     (199,736)      (500,426)
                                                            ----------    ----------     ----------
Balance, December 31, 1999                                  $4,581,940    $4,058,192     $8,640,132
                                                            ==========    ==========     ==========

                             Funds I and II Tucker
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                         1999             1998              1997
                                                                     ------------      ------------      ------------
Cash flows from operating activities:
 Net income                                                           $ 225,156         $ 104,870         $  49,779
                                                                      ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                       491,386           440,099           419,928
     Gain on real estate assets                                               0           (27,319)          (45,943)
     Changes in assets and liabilities:
       Accounts receivable                                              (29,410)          (16,647)           (5,244)
       Prepaid expenses and other assets                                  6,316           (17,585)          (54,616)
       Accounts payable and accrued expenses                              2,833            (9,054)           31,831
       Due to affiliates                                                 39,712            67,404            58,435
                                                                      ---------         ---------         ---------
         Total adjustments                                              510,837           436,898           404,391
                                                                      ---------         ---------         ---------
         Net cash provided by operating activities                      735,993           541,768           454,170
                                                                      ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                             (260,522)         (142,814)         (346,550)
 Insurance proceeds                                                           0            27,319           104,895
                                                                      ---------         ---------         ---------
         Net cash used in investing activities                         (260,522)         (115,495)         (241,655)
                                                                      ---------         ---------         ---------
Cash flows from financing activities:
 Distributions to joint venture partners                               (401,234)         (389,577)         (423,108)
                                                                      ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                     74,237            36,696          (210,593)
Cash and cash equivalents, beginning of year                             49,380            12,684           223,277
                                                                      ---------         ---------         ---------
Cash and cash equivalents, end of year                                $ 123,617         $  49,380         $  12,684
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

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets

                                                                                       1999              1998
                                                                                     ----------       -----------
Real estate assets, at cost:
    Land                                                                             $1,219,704        $1,219,704
    Building and improvements, less accumulated depreciation of $3,165,778
       in 1999 and $2,717,809 in 1998                                                 6,067,174         6,500,995
                                                                                     ----------       -----------
              Total real estate assets                                                7,286,878         7,720,699
Cash and cash equivalents                                                               206,540           222,814
Accounts receivable                                                                      27,703            35,517
Prepaid expenses and other assets                                                        89,846            90,979
                                                                                     ----------       -----------
              Total assets                                                           $7,610,967        $8,070,009
                                                                                     ==========       ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                            $   34,857        $  107,129
    Partnership distributions payable                                                   192,184           130,838
    Due to affiliates                                                                   122,272           109,267
                                                                                     ----------       -----------
              Total liabilities                                                         349,313           347,234
                                                                                     ----------       -----------
Partners' capital:
    Wells Real Estate Fund I                                                          1,618,133         1,741,492
    Fund II and II-OW                                                                 4,053,105         4,295,663
    Wells Real Estate Fund VI                                                           796,558           844,160
    Wells Real Estate Fund VII                                                          793,858           841,460
                                                                                     ----------       -----------
              Total partners' capital                                                 7,261,654         7,722,775
                                                                                     ----------       -----------
              Total liabilities and partners' capital                                $7,610,967        $8,070,009
                                                                                     ==========       ===========


               Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                         1999             1998             1997
                                                       --------         --------         --------
Revenues:
 Rental income                                         $945,222         $909,831         $880,652
 Interest income                                             68               84               67
                                                       --------         --------         --------
                                                        945,290          909,915          880,719
                                                       --------         --------         --------
Expenses:
 Depreciation                                           447,969          444,660          440,882
 Operating costs, net of reimbursements                  37,583           35,715           70,017
 Partnership administration                              24,882           22,934           26,260
 Management and leasing fees                             94,149           82,517           78,046
 Legal and accounting                                     5,624            7,363            9,385
 Bad debt expense                                             0           18,664                0
 Loss on real estate assets                                   0                0           32,632
                                                       --------         --------         --------
                                                        610,207          611,853          657,222
                                                       --------         --------         --------
Net income                                             $335,083         $298,062         $223,497
                                                       ========         ========         ========

Net income allocated to Wells Real Estate Fund I       $ 80,496         $ 71,604         $ 53,691
                                                       ========         ========         ========

Net income allocated to Fund II and II-OW              $182,825         $162,626         $121,942
                                                       ========         ========         ========

Net income allocated to Wells Real Estate Fund VI      $ 35,881         $ 31,916         $ 23,932
                                                       ========         ========         ========

Net income allocated to Wells Real Estate Fund VII     $ 35,881         $ 31,916         $ 23,932
                                                       ========         ========         ========



              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                Wells Real     Fund II    Wells Real   Wells Real      Total
                                                  Estate         and        Estate       Estate      Partners'
                                                  Fund I        II-OW       Fund VI     Fund VII      Capital
                                               -------------   --------   -----------  -----------  ----------
Balance, December 31, 1996                      $1,970,363   $4,746,274     $932,597     $929,897   $8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1997                       1,863,173    4,536,781      891,482      888,782    8,180,218
 Net income                                         71,604      162,626       31,916       31,916      298,062
 Partnership distributions                        (193,285)    (403,744)     (79,238)     (79,238)    (755,505)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1998                       1,741,492    4,295,663      844,160      841,460    7,722,775
 Net income                                         80,496      182,825       35,881       35,881      335,083
 Partnership distributions                        (203,855)    (425,383)     (83,483)     (83,483)    (796,204)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1999                      $1,618,133   $4,053,105     $796,558     $793,858   $7,261,654
                                                ==========   ==========     ========     ========   ==========


              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                         1999              1998              1997
                                                                       ---------         ---------         ---------
Cash flows from operating activities:
 Net income                                                            $ 335,083         $ 298,062         $ 223,497
                                                                       ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                        447,969           444,660           440,882
     Loss on real estate assets                                                0                 0            32,632
     Changes in assets and liabilities:
       Accounts receivable                                                 7,814            56,999             1,386
       Prepaid expenses and other assets                                   1,133             8,890           (21,342)
       Accounts payable and accrued expenses                             (72,272)           70,278            13,721
       Due to affiliates                                                  13,005            15,327            15,565
                                                                       ---------         ---------         ---------
          Total adjustments                                              397,649           596,154           482,844
                                                                       ---------         ---------         ---------
          Net cash provided by operating activities                      732,732           894,216           706,341
                                                                       ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                               (14,148)           (5,771)          (83,424)
                                                                       ---------         ---------         ---------
Cash flows from financing activities:
 Distributions to joint venture partners                                (734,858)         (818,790)         (541,104)
                                                                       ---------         ---------         ---------
Net (decrease) increase in cash and cash equivalents                     (16,274)           69,655            81,813
Cash and cash equivalents, beginning of year                             222,814           153,159            71,346
                                                                       ---------         ---------         ---------
Cash and cash equivalents, end of year                                 $ 206,540         $ 222,814         $ 153,159
                                                                       =========         =========         =========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                               1999             1998             1997
                                                                            ----------       ----------       ----------
     Financial statement net loss                                           $(101,904)       $(337,675)       $(305,296)
     Decrease in net loss resulting from:
      Depreciation expense for financial reporting purposes in excess of      720,603          705,472          669,447
       amounts for income tax purposes
      Expenses deductible when paid for income tax purposes, accrued for       87,478          146,242          164,719
       financial reporting purposes
      Rental income recognized for income tax purposes in excess of            59,574           33,416           13,613
       amounts for financial reporting purposes
      Amortization of lease acquisition costs                                       0                0                0
      Meals and entertainment                                                     590            1,577            1,491
      Reversal of prior year property taxes                                         0                0          (10,559)
      Other                                                                         0           21,031                0
                                                                            ---------        ---------        ---------
     Income tax basis net income                                            $ 766,341        $ 570,063        $ 533,415
                                                                            =========        =========        =========

     The Partnership's income tax basis partners' capital at December 31, 1999, 1998, and 1997 is computed as follows:

                                                                      1999                 1998               1997
                                                                   -----------         -----------         -----------
     Financial statement partners' capital                         $20,487,171         $21,233,579         $21,571,254
     Increase (decrease) in partners' capital resulting from:
        Depreciation expense for financial reporting purposes        2,879,454           2,158,851           1,453,379
         in excess of amounts for income tax purposes
        Joint venture change in ownership                               14,293              14,293              14,293
        Accumulated rental income accrued for financial                (94,249)           (153,823)           (187,239)
         reporting purposes in excess of amounts for income tax
         purposes
        Accumulated expenses deductible when paid for income         2,333,501           2,246,023           2,099,781
         tax purposes, accrued for financial reporting purposes
        Accumulated expenses capitalized for income tax                 (2,086)             (2,086)             (2,086)
         purposes and expensed for financial reporting
         purposes, net of accumulated amortization
        Partnership distributions payable                              299,399              15,402             135,242
        Other, net                                                       9,507               8,917             (13,690)
                                                                   -----------         -----------         -----------
     Income tax basis partners' capital                            $25,926,990         $25,521,156         $25,070,934
                                                                   ===========         ===========         ===========

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's direct investments in real estate assets or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

      Year ending December 31:
          2000                               $ 2,143,299
          2001                                 1,797,156
          2002                                 1,346,709
          2003                                   943,400
          2004                                   689,537
      Thereafter                               3,335,746
                                             -----------
                                             $10,255,847
                                             ===========

One tenant contributed approximately 18% of rental income for the year ended December 31, 1999. In addition, three tenants will contribute approximately 33%, 15%, and 14% of future minimum rental income.

The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1999 is as follows:


     Year ending December 31:
          2000                               $ 1,119,619
          2001                                   810,590
          2002                                   531,737
          2003                                   293,464
          2004                                    95,633
      Thereafter                                 101,200
                                             -----------
                                             $ 2,952,243
                                             ===========

One tenant contributed 10% of rental income for the year ended December 31, 1999 and will contribute approximately 15% of future minimum rental income.

The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates-- Cherokee under noncancelable operating leases at December 31, 1999 is as follows:


     Year ending December 31:
          2000                               $   914,317
          2001                                   828,960
          2002                                   762,564
          2003                                   692,708
          2004                                   771,053
      Thereafter                               3,847,339
                                             -----------
                                             $ 7,816,941
                                             ===========

One tenant contributed approximately 62% of rental income for the year ended December 31, 1999. In addition, one tenant will contribute approximately 85% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                                     1999 Quarters Ended
                                                            -----------------------------------------------------------------
                                                              March 31         June 30         September 30      December 31
                                                            -----------      -----------       -------------    -------------
     Revenues                                               $445,258         $442,104           $403,109          $ 420,270
     Net income (loss)                                       (68,435)         115,140            (46,499)          (102,110)
     Net income allocated to Class A limited                 (68,435)         115,140            (46,499)          (102,110)
      partners
     Net income per weighted average Class A                $  (0.69)        $   1.17           $  (0.47)         $   (1.04)
      limited partner unit outstanding
     Cash distribution per weighted average Class A             0.00             0.00               3.25               3.28
      limited partner unit outstanding

                                                                                     1998 Quarters Ended
                                                            -----------------------------------------------------------------
                                                              March 31         June 30         September 30      December 31
                                                            -----------      -----------       -------------    -------------
     Revenues                                               $434,268         $428,677          $ 418,293          $ 354,934
     Net income (loss)                                       (82,754)          33,356           (142,884)          (145,393)
     Net income allocated to Class A limited                 (82,754)          33,356           (142,884)          (145,393)
      partners
     Net income per weighted average Class A                $  (0.84)        $   0.34          $   (1.45)         $   (1.47)
      limited partner unit

7.   COMMITMENTS AND CONTINGENCIES

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

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                                                 Gross Amounts of Which Carried
                                                           Initial Cost         Costs of               at December 31, 1999
                                                    -------------------------                ---------------------------------------
                                                               Buildings and   Capitalized              Buildings and   Construction
     Description             Ownership Encumbrances    Land     Improvements   Improvements   Land       Improvements   in Progress
------------------------     --------- ------------ ---------- -------------   ------------  ---------- -------------- -------------
PACES PAVILION (a)              100%       None     $  515,078 $   3,158,662   $  1,819,842  $  501,049 $    4,992,533 $           0

BLACK OAK PLAZA (b)             100        None        727,500     4,151,849      1,037,573     737,770      5,173,152         6,000

CROWE'S CROSSING (c)            100        None      1,317,220     7,617,905        302,805   1,335,936      7,899,849             0

PEACHTREE PROPERTY (d)           90        None        187,087             0      1,770,874     319,438      1,638,523             0

CHEROKEE COMMONS (e)             24        None      1,142,663     6,462,837      2,847,156   1,219,704      9,232,952             0

HERITAGE PLACE AT TUCKER (f)     55        None      2,756,378             0      9,745,429   3,260,887      9,240,920             0
                                                    ---------- -------------   ------------  ---------- -------------- -------------
       Total                                        $6,645,926 $  21,391,253   $ 17,523,679  $7,374,784 $   38,177,929 $       6,000
                                                    ========== =============   ============  ========== ============== =============

                                                                                            Life on Which
                                  -----------
                                                Accumulated       Date of       Date         Depreciation
     Description                     Total      Depreciation    Construction   Acquired     Is Computed (g)
------------------------          -----------   ------------  --------------- ------------ -----------------
PACES PAVILION (a)                $ 5,493,582   $  2,195,818        1986        12/27/85     20 to 25 years

BLACK OAK PLAZA (b)                 5,916,922      2,019,541        1986        12/31/86     20 to 25 years

CROWE'S CROSSING (c)                9,235,785      3,439,358        1986        12/31/86     20 to 25 years

PEACHTREE PROPERTY (d)              1,957,961        744,778        1986        04/09/85     20 to 25 years

CHEROKEE COMMONS (e)               10,452,656      3,165,778        1986        06/09/87     20 to 25 years

HERITAGE PLACE AT TUCKER (f)       12,501,807      3,405,038        1987        09/04/86     20 to 25 years
                                  -----------   ------------
       Total                      $45,558,713   $ 14,970,311
                                  ===========   ============

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

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


                                                              Accumulated
                                                Cost          Depreciation
                                             -----------     --------------
BALANCE AT DECEMBER 31, 1996                 $44,661,340       $ 9,283,955

 1997 additions                                  599,975         1,867,429
 1997 deductions                                (202,450)          (50,478)
                                             -----------     -------------
BALANCE AT DECEMBER 31, 1997                  45,058,865        11,100,906

 1998 additions                                  200,645         1,910,512
                                             -----------     -------------
BALANCE AT DECEMBER 31, 1998                  45,259,510        13,011,418

 1999 additions                                  299,203         1,958,893
                                             -----------     -------------
BALANCE AT DECEMBER 31, 1999                 $45,558,713       $14,970,311
                                             ===========     =============

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


                                                                 Sequential
Exhibit No.         Description of Document                      Page Number
-----------         -----------------------                      -----------

*4                  Restated and Amended Certificate             N/A
                    and Agreement of Limited
                    Partnership of Wells Real Estate
                    Fund I (Registration Statement
                    of Wells Real Estate Fund I,
                    Exhibit B to the Prospectus, File
                    No. 2-91165)

*10(a)              Management Agreement between                 N/A
                    Registrant and Wells Management
                    Company, Inc. (Exhibit to Form
                    10-K of Wells Real Estate Fund I
                    for the fiscal year ended December
                    31, 1990, File No. 0-14463)

*10(b)              Leasing and Tenant Coordination              N/A
                    Agreement Between Registrant
                    and Wells Management
                    Company, Inc. (Exhibit to Form
                    10-K of Wells Real Estate Fund I
                    for the fiscal year ended December
                    31, 1990, File No. 0-14463)

*10(c)              Purchase Agreement for the                   N/A
                    acquisition of the Howell Mill
                    Road Property dated December 27,
                    1985 (Exhibit to Form 10-K
                    of Wells Real Estate Fund I for
                    the fiscal year ended December 31,
                    1990, File No. 0-14463)

                                                                 Sequential
Exhibit No.         Description of Document                      Page Number
-----------         -----------------------                      -----------

*10(d)              Leases between Registrant and                N/A
                    Hospital Corporation of America
                    (Exhibit to Form 10-K of Wells
                    Real Estate Fund I for the fiscal
                    year ended December 31, 1990,
                    File No. 0-14463)

*10(e)              Joint Venture Agreement of                   N/A
                    Wells-Baker Associates dated
                    April 1, 1985 (Exhibit to Form
                    10-K of Wells Real Estate Fund I
                    for the fiscal year ended December
                    31, 1990, File No. 0-14463)

*10(f)              Purchase Agreement for the                   N/A
                    acquisition of Heritage Place at
                    Tucker dated April 25, 1986
                    (Exhibit to Form 10-K of Wells Real
                    Estate Fund I for the fiscal year
                    ended December 31, 1990, File No.
                    0-14463)

*10(g)              Joint Venture Agreement of Fund I            N/A
                    and Fund II Tucker dated January 9,
                    1987 (Exhibit to Form 10-K of Wells
                    Real Estate Fund I for the fiscal
                    year ended December 31, 1990, File
                    No. 0-14463)

*10(h)              Purchase Agreement for the                   N/A
                    acquisition of the Cherokee Commons
                    Shopping Center dated December 31,
                    1986 (Exhibit to Form 10-K of Wells
                    Real Estate Fund I for the fiscal
                    year ended December 31, 1990, File
                    No. 0-14463)

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
                    0-14463)

                                                                 Sequential
Exhibit No.         Description of Document                      Page Number
-----------         -----------------------                      -----------

*10(j)              Amended and Restated Joint Venture           N/A
                    Agreement of Fund I and Fund II
                    Tucker-Cherokee dated January 1,
                    1991 (Exhibit to Form 10-K of Wells
                    Real Estate Fund I for the fiscal year
                    ended December 31, 1991, File No.
                    0-14463)

*10(k)              Lease Modification Agreement No. 3           N/A
                    with The Kroger Co. dated December 21,
                    1993 (Exhibit to Form 10-K of Wells
                    Real Estate Fund I for the fiscal year
                    ended December 31, 1993, File No.
                    0-14463)

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