Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND I
filed 2000-05-12
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   March 31, 2000               or
                              ------------------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission file number                               0-14463
                      ----------------------------------------------------------

                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                                       58-1565512
--------------------------------------------------   ---------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                       30092
--------------------------------------------------   ---------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
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

         Yes    X     No  _____
              -----

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                Page No.
                                                                                --------
PART I.      FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 2000 and December 31, 1999     3

             Consolidated Statements of Operations for the Three Months Ended
                 March 31, 2000 and 1999                                           4

             Consolidated Statements of Partners' Capital for the Three Months
                 Ended March 31, 2000 and the Year Ended December 31, 1999         5

             Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2000 and 1999                                           6

             Condensed Notes to Consolidated Financial Statements                  7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                 8

PART II.     OTHER INFORMATION                                                     16

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,         December 31,
                                                                                       2000              1999
                                                                                   ------------       ------------
ASSETS:
    Real estate, at cost:
       Land                                                                        $  2,894,193       $  2,894,193
       Building and improvements, less accumulated depreciation of
           $8,654,883 in 2000 and $8,399,454 in 1999                                 11,073,323         11,313,057
                                                                                   ------------       ------------
              Total real estate assets                                               13,967,516         14,207,250
                                                                                   ------------       ------------

    Investment in joint ventures (Note 2)                                             6,147,621          6,200,073
    Cash and cash equivalents                                                         1,732,364          1,670,343
    Due from affiliates                                                                  98,315            145,762
    Deferred lease acquisition costs                                                    126,642            131,071
    Accounts receivable                                                                 283,756            275,220
    Prepaid expenses and other assets                                                    93,607             91,457
                                                                                   ------------       ------------
                                                                                      8,482,305          8,513,926
                                                                                   ------------       ------------
              Total assets                                                         $ 22,449,821       $ 22,721,176
                                                                                   ============       ============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                            $     77,703       $     23,004
       Due to affiliates                                                              1,684,314          1,686,651
       Refundable security deposits                                                      91,765             93,112
       Partnership distribution payable                                                 312,855            328,511
       Minority interest                                                                101,365            102,727
                                                                                   ------------       ------------
              Total liabilities                                                       2,268,002          2,234,005
                                                                                   ------------       ------------
    Partners' capital:
       Limited partners:
           Class A--98,716 units outstanding                                         20,181,819         20,487,171
           Class B--42,568 units outstanding                                                  0                  0
                                                                                   ------------       ------------
              Total partners' capital                                                20,181,819         20,487,171
                                                                                   ------------       ------------
              Total liabilities and partners' capital                              $ 22,449,821       $ 22,721,176
                                                                                   ============       ============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                     CONSOLIDATED statements of operations

                                                                                         Three Months Ended
                                                                                   -------------------------------
                                                                                    March 31,          March 31,
                                                                                       2000               1999
                                                                                   ------------       ------------
REVENUES:
    Rental income                                                                  $    393,795       $    335,499
    Interest income                                                                      22,710             11,947
    Equity in income of joint ventures (Note 2)                                          65,919             77,812
                                                                                   ------------       ------------
                                                                                        482,424            445,258
                                                                                   ------------       ------------

EXPENSES:
    Management and leasing fees                                                          39,498             30,773
    Lease acquisition costs                                                               3,818                429
    Operating costs--rental properties, net of tenant reimbursements                    153,751            200,159
    Depreciation                                                                        255,429            254,375
    Legal and accounting                                                                 12,336              5,184
    Computer expenses                                                                     1,868              2,435
    Partnership administration                                                           12,096             20,243
    Minority interest                                                                       494                 95
                                                                                   ------------       ------------
                                                                                        479,290            513,693
                                                                                   ------------       ------------
NET INCOME (LOSS)                                                                  $      3,134       $    (68,435)
                                                                                   ============       ============

NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS                            $      3,134       $    (68,435)
                                                                                   ============       ============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                     $          0       $          0
                                                                                   ============       ============

NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT                                 $       0.03       $      (0.69)
                                                                                   ============       ============

NET LOSS PER CLASS B LIMITED PARTNER UNIT                                          $       0.00       $       0.00
                                                                                   ============       ============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                 $       3.12       $       0.00
                                                                                   ============       ============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                 AND FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                 Limited Partners                        Total
                                                -------------------------------------------------
                                                       Class A                     Class B              Partners'
                                                -------------------------    --------------------
                                                 Units          Amounts       Units       Amounts        Capital
                                                =======       ===========    =======      =======      ===========
BALANCE, December 31, 1998                       98,716       $21,233,579     42,568      $     0      $21,233,579

    Net loss                                          0          (101,904)         0            0         (101,904)
    Partnership distribution                          0          (644,504)         0            0         (644,504)
                                                -------       -----------    -------      -------      -----------
BALANCE, December 31, 1999                       98,716        20,487,171     42,568            0       20,487,171

    Net income                                        0             3,134          0            0            3,134
    Partnership distributions                         0          (308,486)         0            0         (308,486)
                                                -------       -----------    -------      -------      -----------
BALANCE, March 31, 2000                          98,716       $20,181,819     42,568      $     0      $20,181,819
                                                =======       ===========    =======      =======      ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                   ------------------------------
                                                                                     March 31,        March 31,
                                                                                       2000             1999
                                                                                   =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $       3,134    $     (68,435)
                                                                                   -------------    -------------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Equity in income of joint ventures                                            (65,919)         (77,812)
           Minority interest                                                                 494              (95)
           Depreciation                                                                  255,429          254,375
           Accrued management and leasing fees                                            (2,831)          15,913
           Changes in assets and liabilities:
              Accounts receivable                                                         (8,536)          19,022
              Prepaids and other assets                                                   (2,150)         (38,859)
              Due from affiliates                                                              0                0
              Deferred income                                                                  0                0
              Accounts payable and refundable security deposits                           53,352           58,996
              Due to affiliates                                                            3,066            4,204
                                                                                   -------------    -------------
                 Total adjustments                                                       232,905          235,744
                                                                                   -------------    -------------
                 Net cash provided by operating activities                               236,039          167,309
                                                                                   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                           165,820           83,222
    Investment in real estate                                                            (15,695)         (15,502)
                                                                                   -------------    -------------
                 Net cash provided by investing activities                               150,125           67,720
                                                                                   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership distributions paid                                                      (324,143)              (0)
                                                                                   -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 62,021          235,030

CASH AND CASH EQUIVALENTS, beginning of year                                           1,670,343          969,081
                                                                                   -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                           $   1,732,364    $   1,204,111
                                                                                   =============    =============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, L.P., a Georgia corporation, as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

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

     The Partnership owns equity interest in the following joint ventures: (i) Wells-Baker Associates, a joint venture between Fund I and Wells & Associates Joint Venture, (ii) Fund I-Fund II Tucker; and (iii) Fund I, II, II0-OW, VI, and VII.

     As of March 31, 2000, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned by the Partnership; (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership; (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership; (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Fund I and Wells & Associates Joint Venture; (v) Heritage Place at Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker; and
     (vi) The Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b) Basis of Presentation

     The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at March 31, 2000 and December 31, 1999. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At March 31, 2000 and 1999, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owned interests in two properties as of March 31, 2000, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint ventures is recorded using the equity method. The Wells-Baker Associate joint venture is consolidated with Fund I since the ownership is 89.95%

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     Revenues of the Partnership were $482,424 for the three months ended March 31, 2000 as compared to $445,258 for the three months ended March 31, 1999. The increase for 2000 over 1999 was due primarily to increased rental income from all the properties owned by the Partnership and to increased interest income.

     Expenses of the Partnership were $479,290 for the period ended March 31, 2000, as compared to $513,693 for the three months ended March 31, 1999. The decrease in expenses for 2000 over 1999 was due primarily to decreased operating costs of the Partnership's properties. As a result, net income increased to $3,134 for the three months ended March 31, 2000, as compared to a loss of $68,435 for the same period of 1999.

     Net cash provided by operating activities increased from $167,309 for the three months ended March 31, 1999 to $236,039 at March 31, 2000, due primarily to the increase in net income. Distributions from joint ventures increased from $83,222 for the three months ended March 31, 1999 to $145,762 for the same period of 2000. Distributions to limited partners resumed in the third quarter of 1999. Cash and cash equivalents increased from $1,204,111 in 1999 to $1,732,364 in 2000.

     The Partnership made cash distributions of $3.12 to the Limited Partners holding Class A Units for the three months ended March 31, 2000. There were no cash distributions to the Limited Partners holding Class A Units for the three months ended March 31, 1999. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the three months ended March 31, 2000 and 1999. The Partnership's distributions payable for the first quarter of 2000 are being paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

     The Partnership had reserved all operating cash flow generated during the first and second quarters of 1999 and all of 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America ("HCA") expired December 31, 1996 and as of March 31, 2000 the building is only 16.2% leased. Management has hired an outside firm and hopes to enter into leases in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership reserved all distributions for 1998 and the first and second quarters of 1999 and will apply such amounts to fund the reconfiguration of the interior of this property.

     The Partnership has recently made the decision to begin selling its properties. At this time, four properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Fund I properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.   PROPERTY OPERATIONS

     As of March 31, 2000, the Partnership owned interest in the following properties:

                Paces Pavilion/Howell Mill Road Property-Fund I

                                                      Three Months Ended
                                                 -----------------------------
                                                   March 31,       March 31,
                                                     2000            1999
                                                 =============   =============
Revenues:
   Rental income                                 $      27,158   $      16,426
                                                 -------------   -------------
Expenses:
   Depreciation                                         64,161          64,160
   Management and leasing expenses                       1,650           1,006
   Other operating expenses                             56,941          82,465
                                                 -------------   -------------
                                                       122,752         147,631
                                                 -------------   -------------
Net loss                                         $     (95,594)  $    (131,205)
                                                 ==============  =============

Occupied percentage                                       16.2%           12.6%
                                                 ==============  =============

Partnership's ownership percentage                         100%            100%
                                                 ==============  =============

Cash generated to the Partnership                $           0   $           0
                                                 ==============  =============

Net loss generated to the Partnership            $     (95,594)  $    (131,205)
                                                 ==============  =============

Rental rates increased significantly for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to a tenant that moved in at the end of May 1999. Operating expenses decreased significantly, due to a decrease in association dues for the property.

Currently, there are three tenants occupying the premises. Management has hired an outside firm to engage a tenant for the 26,000 square feet of the 32,000 square foot building and hopes to enter into a lease for this space in the near future.

                       Crowe's Crossing Property-Fund I

                                                                   Three Months Ended
                                                              -----------------------------
                                                                March 31,       March 31,
                                                                  2000            1999
                                                              =============   =============
Revenues:
   Rental income                                              $     189,961   $     178,657
                                                              -------------   -------------
Expenses:
   Depreciation                                                     104,441         104,413
   Management and leasing expenses                                   20,480          14,528
   Other operating expenses                                          47,451          73,864
                                                              -------------   -------------
                                                                    172,372         192,805
                                                              -------------   -------------
Net income (loss)                                             $      17,589   $     (14,148)
                                                              =============   =============

Occupied percentage                                                      96%             91%
                                                              =============   =============

Partnership's ownership percentage                                      100%            100%
                                                              =============   =============

Cash generated to the Partnership                             $     137,154   $      63,849
                                                              =============   =============

Net income (loss) generated to the Partnership                $      17,589   $     (14,148)
                                                              =============   =============

Rental income, net income, and management and leasing fees increased for the three months ended March 31, 2000 as compared to the same period last year due to increased occupancy. Other operating expenses decreased due to an increase in common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

                        Black Oak Plaza Property-Fund I

                                                                   Three Months Ended
                                                              -----------------------------
                                                                March 31,       March 31,
                                                                  2000            1999
                                                              =============   =============
Revenues:
   Rental income                                              $     109,410   $     107,357
   Interest income                                                      229             318
                                                              -------------   -------------
                                                                    109,639         107,675
                                                              -------------   -------------
Expenses:
   Depreciation                                                      66,694          66,829
   Management and leasing expenses                                   11,921          11,428
   Other operating expenses                                          15,455          14,520
                                                              -------------   -------------
                                                                     94,070          92,777
                                                              -------------   -------------
Net income                                                    $      15,569   $      14,898
                                                              =============   =============

Occupied percentage                                                      70%             71%
                                                              =============   =============

Partnership's ownership percentage                                      100%            100%
                                                              =============   =============

Cash generated to the Partnership                             $      55,829   $      95,777
                                                              =============   =============

Net income generated to the Partnership                       $      15,569   $      14,898
                                                              =============   =============

Rental income increased for the three months ended March 31, 2000 as compared to March 31, 1999 even though occupancy decreased by 1% due to underestimated straight line rent adjustment in 1999.

Cash distributions to the Partnership decreased for the three months ended March 31, 2000, as compared to March 31, 1999, due to increases in lease acquisition fees and capital expenditures.

     Peachtree Place Property-Fund I and Wells & Associates Joint Venture

                                                                   Three Months Ended
                                                              -----------------------------
                                                                March 31,       March 31,
                                                                  2000            1999
                                                              =============   =============
Revenues:
   Rental income                                              $      64,743   $      53,059
   Interest income                                                        8               8
                                                              -------------   -------------
                                                                     64,751          53,067
                                                              -------------   -------------
Expenses:
   Depreciation                                                      20,133          18,973
   Management and leasing expenses                                    7,224           4,239
   Other operating expenses                                          32,482          28,910
                                                              -------------   -------------
                                                                     59,839          52,122
                                                              -------------   -------------
Net income                                                    $       4,912   $         945
                                                              =============   =============

Occupied percentage                                                      92%             74%
                                                              =============   =============

Partnership's ownership percentage                                    89.95%          89.95%
                                                              =============   =============

Cash generated to the Partnership                             $      16,604   $       6,044
                                                              =============   =============

Net income generated to the Partnership                       $       4,418   $         850
                                                              =============   =============

Rental income increased for the quarter ending March 31, 2000, as compared to the same period for 1999, due to increased occupancy. Operating expenses increased from $28,910 in 1999 to $32,482 in 2000, due to increased appraisal and legal fees. Cash distributions and net income increased in 2000, as compared to 1999, due primarily to increased rental income.

        Heritage Place at Tucker Property/Fund I-Fund II Joint Venture

                                                                   Three Months Ended
                                                              -----------------------------
                                                                March 31,       March 31,
                                                                  2000            1999
                                                              =============   =============
Revenues:
   Rental income                                              $     337,144   $     336,859
   Interest income                                                      142             136
                                                              -------------   -------------
                                                                    337,286         336,995
                                                              -------------   -------------
Expenses:
   Depreciation                                                     122,336         108,796
   Management and leasing expenses                                   28,578          44,484
   Other operating expenses                                         129,039          95,544
                                                              -------------   -------------
                                                                    279,953         248,824
                                                              -------------   -------------
Net income                                                    $      57,333   $      88,171
                                                              =============   =============

Occupied percentage                                                      88%             91%
                                                              =============   =============

Partnership's ownership percentage                                     55.1%           55.1%
                                                              =============   =============

Cash distributions to the Partnership                         $      53,290   $      89,381
                                                              =============   =============

Net income allocated to the Partnership                       $      31,590   $      48,573
                                                              =============   =============

Rental income remained relatively stable even though there was a decrease in the occupancy level of the property. This was due to an adjustment in straight line rent. Total expenses increased in 2000, as compared to 1999, due primarily to increased depreciation expense, property taxes and repairs to the air condition system. Cash distributions decreased in 2000, as compared to 1999, due to capital improvements of approximately $100,000 for repairs to the air conditioning system funded from cash flows.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                   Three Months Ended
                                                              -----------------------------
                                                                March 31,       March 31,
                                                                  2000            1999
                                                              =============   =============
Revenues:
   Rental income                                              $     242,861   $     227,383
   Interest income                                                        7              20
                                                              -------------   -------------
                                                                    242,868         227,403
                                                              -------------   -------------
Expenses:
   Depreciation                                                     110,562         110,112
   Management and leasing expenses                                   16,355          26,135
   Other operating expenses                                         (26,968)        (30,556)
                                                              -------------   -------------
                                                                     99,949         105,691
                                                              -------------   -------------
Net income                                                    $     142,919   $     121,712
                                                              =============   =============

Occupied percentage                                                      97%             96%
                                                              =============   =============

Partnership's ownership percentage                                       24%             24%
                                                              =============   =============

Cash distributions to the Partnership                         $      65,084   $      59,083
                                                              =============   =============

Net income allocated to the Partnership                       $      34,333   $      29,239
                                                              =============   =============

Rental income increased in 2000, as compared to 1999, due to increased occupancy and increased rental revenue rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for 2000 and 1999 due to timing differences in the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II. OTHER INFORMATION



ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE FUND I
                             (Registrant)
Dated: May 11, 2000    By    /s/ Leo F. Wells, III
                             ---------------------
                             Leo F. Wells, III, as Individual
                             General Partner and as President
                             and Chief Financial Officer
                             of Wells Capital, Inc.