Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND I
filed 2000-08-11
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q




(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           June 30, 2000                  or
                               ----------------------------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number                 0-14463
                      ---------------------------------------------------------

                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                   58-1565512
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

6200 The Corners Pkwy., Norcross, Georgia                  30092
-----------------------------------------         ----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                   ---------------------------

--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                 No
        ---------               --------

                                   FORM 10-Q

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                            Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Balance Sheets--June 30, 2000 and December 31, 1999    3

           Consolidated Statements of (Loss) Income for Three Months and
              Six Months Ended June 30, 2000 and 1999                          4

           Statement of Partners' Capital for the Six Months Ended
              June 30, 2000 and the Year Ended December 31, 1999               5

           Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2000 and 1999                                     6

           Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

PART II. OTHER INFORMATION                                                    16

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                          CONSOLIDATED BALANCE SHEETS


                                                                     June 30,          December 31,
                                                                    -----------        ------------
                                                                       2000               1999
                                                                    -----------        ------------

ASSETS:
  Real estate, at cost:
    Land                                                            $ 2,894,193        $ 2,894,193
    Building and improvements, less accumulated depreciation of
      $8,387,866 in 2000 and $7,888,750 in 1999                      10,813,941         11,313,057
                                                                    -----------        -----------
        Total real estate assets                                     13,708,134         14,207,250
                                                                    -----------        -----------

   Investment in joint ventures (Note 2)                              6,040,430          6,200,073
   Cash and cash equivalents                                          1,832,013          1,670,343
   Due from affiliates                                                  177,392            145,762
   Deferred lease acquisition costs                                     121,168            131,071
   Accounts receivable                                                  166,310            275,220
   Prepaid expenses and other assets                                     96,422             91,457
                                                                    -----------        -----------
                                                                      8,433,735          8,513,926
                                                                    -----------        -----------
        Total assets                                                $22,141,869        $22,721,176
                                                                    ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
   Liabilities:
      Accounts payable                                              $    91,473        $    23,004
      Due to affiliates                                               1,725,469          1,686,651
      Refundable security deposits                                       88,558             93,112
      Partnership distribution payable                                  354,305            328,511
      Minority interest                                                  98,646            102,727
                                                                    -----------        -----------
        Total liabilities                                             2,358,451          2,234,005
                                                                    -----------        -----------
   Partners' capital:
     Limited partners:
       Class A--98,716 units outstanding                             19,783,418         20,487,171
       Class B--42,568 units outstanding                                      0                  0
                                                                    -----------        -----------
        Total partners' capital                                      19,783,418         20,487,171
                                                                    -----------        -----------
        Total liabilities and partners' capital                     $22,141,869        $22,721,176
                                                                    ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended         Six Months Ended
                                                                     --------------------     ----------------------
                                                                     June 30,    June 30,      June 30,     June 30,
                                                                       2000        1999          2000         1999
                                                                     --------    --------     ----------    --------
REVENUES:
   Rental income                                                     $384,183    $360,676     $  777,978    $716,175
   Interest income                                                     24,983      18,045         47,693      29,992
   Equity in income of joint ventures (Note 2)                         70,259      63,383        136,178     141,196
                                                                     --------    --------     ----------    --------
                                                                      479,425     442,104        961,849     887,363
                                                                     --------    --------     ----------    --------
EXPENSES:
   Management and leasing fees                                         44,310      31,636         83,808      62,409
   Lease acquisition costs                                                147         570          3,965         999
   Operating costs--rental properties, net of
    tenant reimbursements                                             180,717      14,867        334,468     215,026
   Depreciation                                                       256,446     254,411        511,875     508,876
   Legal and accounting                                                17,143       7,497         29,479      12,681
   Computer expenses                                                    3,025       2,246          4,893       4,681
   Partnership administration                                          27,951      15,423         40,047      35,666
   Minority interest                                                      118         314            612         409
                                                                     --------    --------     ----------    --------
                                                                      529,857     326,964      1,009,147     840,657
                                                                     --------    --------     ----------    --------
NET (LOSS) INCOME                                                    $(50,432)   $115,140     $  (47,298)   $ 46,706
                                                                     ========    ========     ==========    ========

NET INCOME ALLOCATED TO GENERAL PARTNERS                             $      0    $      0     $        0    $      0
                                                                     ========    ========     ==========    ========

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS              $(50,432)   $115,140     $  (47,298)   $ 46,706
                                                                     ========    ========     ==========    ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                       $      0    $      0     $        0    $      0
                                                                     ========    ========     ==========    ========

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT                   $   (.51)   $   1.17     $     (.48)   $    .47
                                                                     ========    ========     ==========    ========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                            $      0    $      0     $        0    $      0
                                                                     ========    ========     ==========    ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                      $3.52    $      0          $6.65    $      0
                                                                     ========    ========     ==========    ========


           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2000




                                                     Limited Partners
                                     ----------------------------------------------
                                            Class A                     Class B        Total
                                     ------------------------    ------------------   Partners'
                                     Units         Amounts        Units     Amounts    Capital
                                     ------       -----------    ------     -------  -----------
BALANCE, December 31, 1998           98,716       $21,233,579    42,568       $0     $21,233,579

  Net loss                                0          (101,904)        0        0        (101,904)
  Partnership distribution                0          (644,504)        0        0        (644,504)
                                     ------       -----------    ------       --     -----------
BALANCE, December 31, 1999           98,716        20,487,171    42,568        0      20,487,171

  Net loss                                0           (47,298)        0        0         (47,298)
  Partnership distributions               0          (656,455)        0        0        (656,455)
                                     ------       -----------    ------       --     -----------
BALANCE, June 30, 2000               98,716       $19,783,418    42,568       $0     $19,783,418
                                     ======       ===========    ======       ==     ===========

           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                              ----------------------
                                                                              June 30,     June 30,
                                                                              ---------   ----------
                                                                                2000         1999
                                                                              ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                           $  (47,298)  $   46,706
                                                                              ----------   ----------
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Equity in income of joint ventures                                          (136,178)    (141,195)
    Minority interest                                                                612          409
    Depreciation                                                                 511,875      508,876
    Accrued management and leasing fees                                           38,206       32,256
    Changes in assets and liabilities:
     Accounts receivable                                                         108,909      (76,447)
     Prepaids and other assets                                                    (4,965)     (61,524)
     Accounts payable and refundable security deposits                            68,469       34,403
     Due to affiliates                                                            38,818        9,430
                                                                              ----------   ----------
      Total adjustments                                                          625,746      306,118
                                                                              ----------   ----------
      Net cash provided by operating activities                                  578,448      352,824
                                                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                     264,195      231,686
  Investment in real estate                                                      (24,518)     (22,645)
                                                                              ----------   ----------
      Net cash provided by investing activities                                  239,677      209,041
                                                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions paid                                                (656,455)           0
                                                                              ----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        161,670      561,865

CASH AND CASH EQUIVALENTS, beginning of year                                   1,670,343      969,081
                                                                              ----------   ----------
CASH AND CASH EQUIVALENTS, end of period                                      $1,832,013   $1,530,946
                                                                              ==========   ==========

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

    The Partnership owns equity interest in the following joint ventures: (i) Wells-Baker Associates, a joint venture between Fund I and Wells & Associates Joint Venture, (ii) Fund I-Fund II Tucker; and (iii) Fund I, II, II-OW, VI, and VII.

    As of June 30, 2000, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned by the Partnership; (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership; (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership; (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Fund I and Wells & Associates; (v) Heritage Place at Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker; and (vi) The Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

    (b) Basis of Presentation

    The consolidated financial statements include the financials of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at June 30, 2000 and December 31, 1999. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At June 30, 2000 and 1999, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

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

2. INVESTMENT IN JOINT VENTURES

   The Partnership owned interests in two properties as of June 30, 2000, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint ventures is recorded using the equity method. Wells-Baker is consolidated with the Partnership since the ownership is 89.95%

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   Revenues of the Partnership were $961,849 for the six months ended June 30, 2000 as compared to $887,363 for the six months ended June 30, 1999. The increase for 2000 over 1999 was due primarily to increased rental income from all the properties owned by the Partnership and to increased interest income.

   Expenses of the Partnership were $1,009,147 for the period ended June 30, 2000, as compared to $840,657 for the six months ended June 30, 1999. The increase in expenses for 2000 over 1999 was due primarily to increased operating costs of the Partnership's properties, primarily Crowe's Crossing and Black Oak Plaza. As a result, there was a net loss of $47,298 for the six months ended June 30, 2000, as compared to a net income of $46,706 for the same period of 1999.

   The Partnership made cash distributions of $3.52 to the Limited Partners holding Class A Units for the three months ended June 30, 2000. There were no cash distributions to the Limited Partners holding Class A Units for the three months ended June 30, 1999. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the three months ended June 30, 2000 and 1999. The Partnership's distributions payable for the second quarter of 2000 are being paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

   The Partnership had reserved all operating cash flow generated during the first and second quarters of 1999 and all of 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America ("HCA") expired December 31, 1996 and as of June 30, 2000 the building is only 19.6% leased. Management has hired an outside firm and hopes to enter into leases in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership reserved all distributions for 1998 and the first and second quarters of 1999 and will apply such amounts to fund the reconfiguration of the interior of this property.

   At this time, five properties are being marketed for sale. The Partnership has one of the two Peachtree Place buildings under contract for sale with closing expected in September of this year. CB Richard Ellis is marketing the sale of Cherokee Commons and Crowe's Crossing. The marketing piece is being broadly distributed to investors throughout the country. The Heritage Place at Tucker property is being marketed by The First Fidelity Companies. To maximize the disposition value, the retail is being separated and a condominium created for the office buildings. The legal and site work should be complete so that this property can be marketed to investors in early fall. The Partnership's goal is to have all properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2. PROPERTY OPERATIONS

   As of June 30, 2000, the Partnership owned interest in the following properties:

                    Paces Pavilion/Howell Mill Road Property

                                           Three Months Ended         Six Months Ended
                                        -----------------------     ----------------------
                                           June 30,    June 30,      June 30,     June 30,
                                           2000         1999          2000         1999
                                        ----------    --------     ----------    --------
Revenues:
  Rental income                          $  27,157    $ 25,889      $  54,315    $  42,315
                                         ---------    --------      ---------    ---------
Expenses:
  Depreciation                              64,161      64,160        128,322      128,320
  Management and leasing expenses            1,651       1,575          3,301        2,581
  Other operating expenses                  65,487      52,114        122,428      134,579
                                         ---------    --------      ---------    ---------
                                           131,299     117,849        254,051      265,480
                                         ---------    --------      ---------    ---------
Net loss                                 $(104,142)   $(91,960)     $(199,736)   $(223,165)
                                         =========    ========      =========    =========

Occupied percentage                           19.6%       21.8%          19.6%        21.8%
                                         =========    ========      =========    =========

Partnership's ownership percentage             100%        100%           100%         100%
                                         =========    ========      =========    =========

Cash generated to the Partnership        $       0    $      0      $       0    $       0
                                         =========    ========      =========    =========

Net loss generated to the Partnership    $(104,142)   $(91,960)     $(199,736)   $(223,165)
                                         =========    ========      =========    =========

Rental revenues increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in existing tenant renewals at a higher rate. Operating expenses decreased, for the six months period ended June 30, 2000, due to a decrease in association dues for the property.

Currently, there are three tenants occupying the premises. Management has hired an outside firm to engage a tenant for the 26,000 square feet of the 32,000 square foot building and hopes to enter into a lease for this space in the near future.

                           CROWE'S CROSSING PROPERTY

                                           Three Months Ended         Six Months Ended
                                        -----------------------     ----------------------
                                           June 30,    June 30,      June 30,     June 30,
                                           2000         1999          2000         1999
                                        ----------    --------     ----------    --------
Revenues:
  Rental income                           $205,979    $171,423      $395,940     $350,080
                                          --------    --------      --------     --------
Expenses:
  Depreciation                             104,441     104,281       208,882      208,694
  Management and leasing expenses           25,380      16,077        45,860       30,605
  Other operating expenses                  49,571     (65,154)       97,022        8,710
                                          --------    --------      --------     --------
                                           179,392      55,204       351,764      248,009
                                          --------    --------      --------     --------
Net loss                                  $ 26,587    $116,219      $ 44,176     $102,071
                                          ========    ========      ========     ========
Occupied percentage                           95.7%       87.5%         95.7%        87.5%
                                          ========    ========      ========     ========

Partnership's ownership percentage             100%        100%          100%         100%
                                          ========    ========      ========     ========

Cash generated to the Partnership         $148,347    $221,740      $285,501     $285,589
                                          ========    ========      ========     ========

Net generated to the Partnership          $ 26,587    $116,219      $ 44,176     $102,071
                                          ========    ========      ========     ========

Rental income and management and leasing fees increased for the six months ended June 30, 2000, as compared to the same period in 1999, due primarily to increased occupancy. Other operating expenses increased due to increased common area maintenance billings to tenants in 1999. The common area maintenance billings were under accrued in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant. Cash generated to the Partnership remained stable. Net income decreased due to an increase in operating expenses and management and leasing expenses.

                           Black Oak Plaza Property

                                           Three Months Ended         Six Months Ended
                                        -----------------------     ----------------------
                                          June 30,    June 30,      June 30,     June 30,
                                           2000         1999          2000         1999
                                        ----------    --------     ----------    --------
Revenues:
  Rental income                          $ 98,123      $106,409      $207,533     $213,256
  Interest Income                             297           192           526          510
                                         --------      --------      --------     --------
                                           98,420       106,601       208,059      213,766
                                         --------      --------      --------     --------

Expenses:
  Depreciation                             66,694        66,680       133,388      133,509
  Management and leasing expenses          11,629         9,844        23,550       21,272
  Other operating expenses                 40,538        (5,794)       55,993        8,216
                                         --------      --------      --------     --------
                                          118,861        70,730       212,931      162,997
                                         --------      --------      --------     --------
Net (loss) income                        $(20,441)     $ 35,871      $ (4,872)    $ 50,769
                                         ========      ========      ========     ========

Occupied percentage                            70%           70%           70%          70%
                                         ========      ========      ========     ========

Partnership's ownership percentage            100%          100%          100%         100%
                                         ========      ========      ========     ========

Cash generated to the Partnership        $ 58,859      $110,822      $114,688     $206,599
                                         ========      ========      ========     ========

Net (loss) income generated to the
  Partnership                            $(20,441)     $ 35,871      $ (4,872)    $ 50,769
                                         ========      ========      ========     ========

Rental income and management and leasing expenses remained relatively the same for the six months ended June 30, 2000. Other operating expenses increased to $55,993 from $8,216 for the same period in 1999 due primarily to a decrease in billings of common area maintenance. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant. Cash generated to the Partnership and net income generated to the Partnership decreased in 2000 as compared to the 1999, due to an increase in the other operating expenses noted above.

                     Peachtree Place Property--Wells-Baker

                                           Three Months Ended         Six Months Ended
                                        -----------------------     ----------------------
                                          June 30,    June 30,      June 30,     June 30,
                                           2000         1999          2000         1999
                                        ----------    --------     ----------    --------
Revenues:
  Rental income                         $55,448       $57,465      $120,191      $110,524
  Interest Income                             9             8            17            16
                                        -------       -------      --------      --------
                                         55,457        57,473       120,208       110,540
                                        -------       -------      --------      --------

Expenses:
  Depreciation                           21,150        19,290        41,283        38,263
  Management and leasing expenses         7,839         4,710        15,063         8,950
  Other operating expenses               25,289        33,824        57,771        62,733
                                        -------       -------      --------      --------
                                         54,278        57,824       114,117       109,946
                                        -------       -------      --------      --------
Net income (loss)                       $ 1,179       $  (351)     $  6,091      $    594
                                        =======       =======      ========      ========

Occupied percentage                        87.1%         85.2%         87.1%         85.2%
                                        =======       =======      ========      ========

Partnership's ownership percentage        89.95%        89.95%        89.95%        89.95%
                                        =======       =======      ========      ========

Cash generated to the Partnership       $25,397       $ 7,476      $ 42,001      $ 13,520
                                        =======       =======      ========      ========

Net income (loss) generated to the
  Partnership                           $ 1,061       $ 1,964      $  5,479      $  2,814
                                        =======       =======      ========      ========

Rent income decreased for the quarter ending June 30, 2000, as compared to the same period for 1999, due to tenant moved out in June 2000. Management and leasing expenses increased for the quarter ending June 30, 2000, as compared to the same period for 1999, due to increased occupancy. Operating expenses decreased slightly in 2000, as compared to 1999, due to lower HVAC and plumbing repairs. Cash distributions and net income increased in 2000, as compared to 1999, due to increased rental income and lower operating expenses.

         Heritage Place at Tucker Property/Fund I-Fund II Joint Venture

                                           Three Months Ended         Six Months Ended
                                        -----------------------     ----------------------
                                          June 30,    June 30,      June 30,     June 30,
                                           2000         1999          2000         1999
                                        ----------    --------     ----------    --------
Revenues:
  Rental income                          $350,916     $343,044       $688,060    $679,903
  Interest Income                             207          137            349         273
                                         --------     --------       --------    --------
                                          351,123      343,181        688,409     680,176
                                         --------     --------       --------    --------
Expenses:
  Depreciation                            123,226      120,456        245,562     229,252
  Management and leasing expenses          31,803       43,482         60,381      87,966
  Other operating expenses                113,712      103,404        242,751     198,948
                                         --------     --------       --------    --------
                                          268,741      267,342        548,694     516,166
                                         --------     --------       --------    --------
Net income                               $ 82,382     $ 75,839       $139,715    $164,010
                                         ========     ========       ========    ========

Occupied percentage                          88.3%          91%          88.3%         91%
                                         ========     ========       ========    ========

Partnership's ownership percentage           55.1%        55.1%          55.1%       55.1%
                                         ========     ========       ========    ========

Cash distributed to the Partnership      $121,071     $ 54,213       $174,362    $143,594
                                         ========     ========       ========    ========

Net income allocated to the Partnership  $ 45,392     $ 41,779       $ 76,983    $ 90,353
                                         ========     ========       ========    ========

Rental income increased in 2000, as compared to 1999, even though there was a decrease in the occupancy level of the property. This was due to existing tenant renewals at a higher rate. Total expenses increased in 2000, as compared to 1999, due primarily to increased depreciation expense on additional capitalized tenant improvements, property taxes and repairs to the air condition system. Management and leasing expenses decreased in 2000, as compared to 1999, due to a decrease in leasing commissions and lease acquisition fees.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                           Three Months Ended         Six Months Ended
                                        -----------------------     ----------------------
                                          June 30,    June 30,      June 30,     June 30,
                                           2000         1999          2000         1999
                                        ----------    --------     ----------    --------
Revenues:
  Rental income                           $240,192     $237,232     $483,053     $464,615
  Interest Income                               40           19           47           39
                                          --------     --------     --------     --------
                                           240,232      237,251      483,100      464,654
                                          --------     --------     --------     --------
Expenses:
  Depreciation                             110,563      111,415      221,125      221,527
  Management and leasing expenses           19,938       26,135       36,293       51,129
  Other operating expenses                   9,183        9,772      (20,785)     (19,643)
                                          --------     --------     --------     --------
                                           136,684      147,322      236,633      253,013
                                          --------     --------     --------     --------
Net income                                $103,548     $ 89,929     $246,467     $211,641
                                          ========     ========     ========     ========

Occupied percentage                           97.1%        95.9%        97.1%        95.9%
                                          ========     ========     ========     ========

Partnership's ownership percentage              24%          24%          24%          24%
                                          ========     ========     ========     ========

Cash distributed to the Partnership       $ 56,380     $ 49,512     $121,463     $108,595
                                          ========     ========     ========     ========

Net income allocated to the Partnership   $ 24,875     $ 21,604     $ 59,209     $ 50,843
                                          ========     ========     ========     ========

Rental income increased in 2000, as compared to 1999, due to increased occupancy and increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for the six month period ended June 30, 2000 and 1999 due to the billing of common area maintenance to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND I
                                    (Registrant)
Dated:  August 11, 2000             By:  /s/ Leo F. Wells, III
                                         ---------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President
                                         and Chief Financial Officer
                                         of Wells Capital, Inc.