Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND I
filed 2000-11-13
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2000              or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

                     Commission file number     0-14463
                                             ---------------

                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                          58-1565512
-----------------------------------------    -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                     30092
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
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

                            Yes   X        No _____
                                -----

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets--September 30, 2000 and December 31, 1999                               3

          Consolidated Statements of Operations for the Three Months and Nine Months Ended
            September 30, 2000 and 1999                                                                       4

          Consolidated Statements of Partners' Capital for the Nine Months Ended September 30,
            2000 and the Year Ended December 31, 1999                                                         5

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000                  6
            and 1999

          Condensed Notes to Consolidated Financial Statements                                                7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                        8

PART II.  OTHER INFORMATION                                                                                  16

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                          CONSOLIDATED BALANCE SHEETS


                                                                        September 30,       December 31,
                                                                            2000               1999
                                                                      ----------------    ---------------
ASSETS:
  Real estate, at cost:
     Land                                                                  $ 2,776,544        $ 2,894,193
     Building and improvements, less accumulated
        depreciation of $8,387,866 in 2000 and $7,888,750 in 1999           10,244,799         11,313,057
                                                                      ----------------    ---------------
           Total real estate assets                                         13,021,343         14,207,250
                                                                      ----------------    ---------------

  Investment in joint ventures (Note 2)                                      5,933,768          6,200,073
  Cash and cash equivalents                                                  2,475,292          1,670,343
  Due from affiliates                                                          194,182            145,762
  Deferred lease acquisition costs                                             146,465            131,071
  Accounts receivable                                                          160,415            275,220
  Prepaid expenses and other assets                                            106,504             91,457
                                                                      ----------------    ---------------
                                                                             9,016,626          8,513,926
                                                                      ----------------    ---------------
           Total assets                                                    $22,037,969        $22,721,176
                                                                      ================    ===============

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
     Accounts payable                                                      $   121,225        $    23,004
     Due to affiliates                                                       1,736,845          1,686,651
     Refundable security deposits                                              101,618             93,112
     Partnership distribution payable                                          375,032            328,511
     Minority interest                                                          51,826            102,727
                                                                      ----------------    ---------------
           Total liabilities                                                 2,386,546          2,234,005
                                                                      ----------------    ---------------
  Partners' capital:
     Limited partners:
        Class A--98,716 units outstanding                                   19,651,423         20,487,171
        Class B--42,568 units outstanding                                            0                  0
                                                                      ----------------    ---------------
           Total partners' capital                                          19,651,423         20,487,171
                                                                      ----------------    ---------------
           Total liabilities and partners' capital                         $22,037,969        $22,721,176
                                                                      ================    ===============

    See accompanying condensed notes to consolidated financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                  Nine Months Ended
                                                       -----------------------------      -----------------------------
                                                       September 30,   September 30,      September 30,   September 30,
                                                           2000            1999               2000            1999
                                                       -------------   -------------      -------------   -------------
REVENUES:
  Rental income                                        $     373,340   $     358,320      $   1,151,318   $   1,074,495
  Interest income                                             31,367          19,182             79,060          49,174
  Equity in income of joint ventures (Note 2)                 48,636          25,607            184,814         166,803
  Gain on sale of property                                   268,103               0            268,103               0
                                                       -------------   -------------      -------------   -------------
                                                             721,446         403,109          1,683,295       1,290,472
                                                       -------------   -------------      -------------   -------------
EXPENSES:
  Management and leasing fees                                 38,500          32,139            122,308          94,548
  Lease acquisition costs                                      3,034               0              6,999             999
  Operating costs--rental properties, net of tenant          164,052         173,920            498,520         388,946
   reimbursements
  Bad debt recovery                                           (6,580)        (24,550)            (6,580)        (24,550)
  Depreciation                                               263,423         254,544            775,298         763,330
  Legal and accounting                                         4,553             200             34,032          12,881
  Computer expenses                                            2,354           3,359              7,247           8,040
  Partnership administration                                  24,848          11,099             64,895          46,765
  Minority interest                                          (13,945)         (1,103)           (13,333)            (694)
                                                       -------------   -------------      -------------   -------------
                                                             483,257         449,608          1,492,404       1,290,265
                                                       -------------   -------------      -------------   -------------
NET (LOSS) INCOME                                      $     238,189   $     (46,499)     $     190,891   $         207
                                                       =============   =============      =============   =============

NET INCOME ALLOCATED TO GENERAL PARTNERS               $           0   $           0      $           0   $           0
                                                       =============   =============      =============   =============

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                              $     238,189   $     (46,499)     $     190,891   $         207
                                                       =============   =============      =============   =============

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS       $           0   $           0      $           0   $           0
                                                       =============   =============      =============   =============

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT     $        2.40   $        (.47)     $        1.93   $        0.00
                                                       =============   =============      =============   =============

NET INCOME PER CLASS B LIMITED PARTNER UNIT            $        0.00   $        0.00      $        0.00   $        0.00
                                                       =============   =============      =============   =============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT     $        3.75   $        3.25      $       10.40   $        3.25
                                                       =============   =============      =============   =============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

               AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                               Limited Partners
                                          -----------------------------------------------------------
                                                      Class A                       Class B                  Total
                                          ------------------------------   --------------------------       Partners'
                                             Units          Amounts           Units         Amounts          Capital
                                          -----------  -----------------   -----------    -----------    --------------
BALANCE, December 31, 1998                     98,716    $    21,233,579        42,568     $        0     $  21,233,579

  Net loss                                          0           (101,904)            0              0          (101,904)
  Partnership distributions                         0           (644,504)            0              0          (644,504)
                                          -----------  -----------------   -----------    -----------    --------------
BALANCE, December 31, 1999                     98,716         20,487,171        42,568              0        20,487,171

  Net income                                        0            190,891             0              0           190,891
  Partnership distributions                         0         (1,026,639)            0              0        (1,026,639)
                                          -----------  -----------------   -----------    -----------    --------------
BALANCE, September 30, 2000                    98,716    $    19,651,423        42,568     $        0     $  19,651,423
                                          ===========  =================   ===========    ===========    ==============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                      -------------------------------------
                                                                        September 30,         September 30,
                                                                            2000                  1999
                                                                      ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   190,891           $      207
                                                                      ----------------      ---------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in income of joint ventures                                      (184,814)            (166,803)
      Minority interest                                                         13,333                 (694)
      Gain on sale of property                                                (268,103)                   0
      Depreciation                                                             775,298              763,330
      Accrued management and leasing fees                                       51,703               50,897
      Changes in assets and liabilities:
         Accounts receivable                                                   114,805              (80,155)
         Prepaids and other assets                                             (15,047)             (69,474)
         Accounts payable and refundable security deposits                      98,222                8,295
         Due to affiliates                                                      50,194               14,819
                                                                      ----------------      ---------------
               Total adjustments                                               635,591              520,215
                                                                      ----------------      ---------------
               Net cash provided by operating activities                       826,482              520,422
                                                                      ----------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                   402,702              333,805
  Sale proceeds received from joint venture                                    633,694                    0
  Investment in real estate                                                    (31,290)             (25,349)
                                                                      ----------------      ---------------
               Net cash provided by investing activities                     1,005,106              308,456
                                                                      ----------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions paid                                            (1,026,639)                   0
                                                                      ----------------      ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      804,949              828,878

CASH AND CASH EQUIVALENTS, beginning of year                                 1,670,343              969,081
                                                                      ----------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                                   $ 2,475,292           $1,797,959
                                                                      ================      ===============

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

     As of September 30, 2000, the Partnership owned directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned by the Partnership; (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership; (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership; (iv) The Peachtree Place Property, two commercial office buildings located in Atlanta, Georgia, owned by Fund I and Wells & Associates; (v) Heritage Place at Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker; and (vi) The Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b) Basis of Presentation

     The consolidated financial statements include the financials of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at September 30, 2000 and December 31, 1999. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. At September 30, 2000 and 1999, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

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

 2.  INVESTMENT IN JOINT VENTURES

     The Partnership owned interests in two properties as of September 30, 2000, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint ventures is recorded using the equity method. Wells-Baker is consolidated with the Partnership since the ownership is 89.95%

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     Revenues of the Partnership were $1,683,295 for the nine months ended September 30, 2000 as compared to $1,290,472 for the nine months ended September 30, 1999. The increase for 2000 over 1999 was due primarily to the sale of 3875 Peachtree Place which is one of the commercial office buildings owned by the Wells-Baker Joint Venture.

     Expenses of the Partnership were $1,492,404 for the nine months ended September 30, 2000, as compared to $1,290,265 for the nine months ended September 30, 1999. The increase in expenses for 2000 over 1999 was due primarily to increased operating costs of the Partnership's properties, primarily decreased common area maintenance reimbursements at Crowe's Crossing and Black Oak Plaza. As a result of increased revenues, net income for both the three months and nine months ended September 30, 2000 increased as compared to the same periods of 1999.

     Net cash provided by operating activities increased from $520,422 for the nine months ended September 30, 1999 as compared to $826,482 for the same period in 2000. This increase was due primarily to an increase in net income. Net cash provided by investing activities increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to an increase in joint venture distributions and the sale of 3875 Peachtree Place by Wells-Baker joint venture. Partnership distributions also increased in 2000 as compared to 1999. These changes produced cash and cash equivalents of $1,797,959 and $2,475,292 at September 30, 1999 and 2000, respectively.

     The Partnership made cash distributions of $3.75 to the Limited Partners holding Class A units for the three months ended September 30, 2000, as compared to $3.25 for the three months ended September 30, 1999. No cash distributions were made to the Limited Partners holding Class B units or to the General Partners for the three months ended September 30, 2000 and 1999. The Partnership's distributions payable for the third quarter of 2000 are being paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

     The Partnership had reserved all operating cash flow generated during the first and second quarters of 1999 and all of 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America ("HCA") expired December 31, 1996 and as of September 30, 2000 the building is only 21.1% leased. Management has hired an outside firm and hopes to enter into leases in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million. Therefore, to meet these requirements, the Partnership reserved all distributions for 1998 and the first and second quarters of 1999 and will apply such amounts to fund the reconfiguration of the interior of this property.

     At this time, three properties are being marketed for sale. CB Richard Ellis is marketing the sale of Cherokee Commons and Crowe's Crossing. The marketing piece is being broadly distributed to investors throughout the country. The Heritage Place at Tucker property is being marketed by The First Fidelity Companies. To maximize the disposition value, the retail is being separated and a condominium created for the office buildings. The legal and site work should be complete so that this property can be marketed to investors in early fall. The Partnership's goal is to have all properties sold by the end of 2002. All proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

     Wells-Baker joint venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. The net proceeds of the sale were $704,495, of which the Partnership received $633,694. None of the net proceeds from the sale has been distributed to the Limited Partners, pending final results of the outstanding proxy solicitations described in
     Item 4 hereof.

2.   PROPERTY OPERATIONS

     As of September 30, 2000, the Partnership owned interest in the following properties:

                Paces Pavilion-Howell Mill Road Property/Fund I

                                                         Three Months Ended                       Nine Months Ended
                                                  ---------------------------------       ---------------------------------
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2000                1999                2000                1999
                                                  -------------       -------------       -------------       -------------
     Revenues:
       Rental income                              $      33,035       $      31,598       $      87,350       $      73,913
                                                  -------------       -------------       -------------       -------------

     Expenses:
       Depreciation                                      64,161              64,160             192,483             192,480
       Management and leasing expenses                    4,464               1,916               7,765               4,487
       Other operating expenses                          54,082              66,149             176,510             200,728
                                                  -------------       -------------       -------------       -------------
                                                        122,707             132,225             376,758             397,705
                                                  -------------       -------------       -------------       -------------
     Net loss                                     $     (89,672)      $    (100,627)      $    (289,408)      $    (323,792)
                                                  =============       =============       =============       =============

     Occupied percentage                                     21%                 22%                 21%                 22%
                                                  =============       =============       =============       =============

     Partnership's ownership percentage                     100%                100%                100%                100%
                                                  =============       =============       =============       =============

     Cash generated to the Partnership            $           0       $           0       $           0       $           0
                                                  =============       =============       =============       =============

     Net loss generated to the Partnership        $     (89,672)      $    (100,627)      $    (289,408)      $    (323,792)
                                                  =============       =============       =============       =============

     Rental revenues increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to an increase in existing tenant renewing at a higher rate. Operating expenses decreased, for the nine month period ended September 30, 2000, due to a decrease in association dues for the property.

     Currently, there are four tenants occupying the premises. Management has hired an outside firm to engage a tenant for the 26,000 square feet of the 32,000 square foot building and hopes to enter into a lease for this space in the near future.

                       Crowe's Crossing Property/Fund I

                                                         Three Months Ended                       Nine Months Ended
                                                  ---------------------------------       ---------------------------------
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2000                1999                2000                1999
                                                  -------------       -------------       -------------       -------------
     Revenues:
       Rental income                              $     192,040       $     183,866       $     587,980       $    533,946
                                                  -------------       -------------       -------------       -------------

     Expenses:
       Depreciation                                     104,441             104,172             313,323             312,866
       Management and leasing expenses                   20,451              15,840              66,311              46,445
       Other operating expenses                          56,610              28,970             153,632              37,680
                                                  -------------       -------------       -------------       -------------
                                                        181,502             148,982             533,266             396,991
                                                  -------------       -------------       -------------       -------------
     Net (loss) income                            $      10,538       $      34,884       $      54,714       $     136,955
                                                  =============       =============       =============       =============

     Occupied percentage                                     96%                 87%                 96%                 87%
                                                  =============       =============       =============       =============

     Partnership's ownership percentage                     100%                100%                100%                100%
                                                  =============       =============       =============       =============

     Cash generated to the Partnership            $     124,148       $     152,792       $     409,649       $     438,381
                                                  =============       =============       =============       =============

     Net income generated to the Partnership      $      10,538       $      34,884       $      54,714       $     136,955
                                                  =============       =============       =============       =============

     Rental income and management and leasing fees increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to increased occupancy. Other operating expenses increased due primarily to a decrease in billing of common area maintenance. The common area maintenance billings were under accrued in 1998. Other operating expenses increased for the three months ended September 30, 2000 due to an increase in property taxes and security. Tenants are billed an estimated amount for the current year common area maintenance which is then reconcile in the following year and the difference billed to the tenant. Net income decreased due to an increase in operating expenses and management and leasing expenses.

     This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

                        Black Oak Plaza Property/Fund I

                                                         Three Months Ended                       Nine Months Ended
                                                  ---------------------------------       ---------------------------------
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2000                1999                2000                1999
                                                  -------------       -------------       -------------       -------------
     Revenues:
       Rental income                              $     100,307       $      78,555       $     307,840       $     291,811
       Interest Income                                      338                 200                 764                 710
                                                  -------------       -------------       -------------       -------------
                                                        100,545              78,755             308,604             292,521
                                                  -------------       -------------       -------------       -------------

     Expenses:
       Depreciation                                      66,693              66,383             200,081             199,892
       Management and leasing expenses                   (1,562)              1,719              21,988              22,991
       Other operating expenses                          27,617              27,323              83,610              35,539
                                                  -------------       -------------       -------------       -------------
                                                         92,748              95,425             305,679             258,422
                                                  -------------       -------------       -------------       -------------
     Net income (loss)                            $       7,797       $     (16,670)      $       2,925       $      34,099
                                                  =============       =============       =============       =============

     Occupied percentage                                     70%                 71%                 70%                 71%
                                                  =============       =============       =============       =============

     Partnership's ownership percentage                     100%                100%                100%                100%
                                                  =============       =============       =============       =============

     Cash generated to the Partnership            $      79,848       $      63,898       $     194,536       $     270,497
                                                  =============       =============       =============       =============

     Net income (loss) generated to the
       Partnership                                $       7,797       $     (16,670)      $       2,925       $      34,099
                                                  =============       =============       =============       =============

     Rental income increased for the three months ended September 30, 2000, as compared to the same period in 1999, due to an increase in existing tenants renewing at a higher rate and new tenants moving in late third quarter 1999. Other operating expenses increased to $83,610 from $35,539 for the same period in 1999, due primarily to a decrease in billing of common area maintenance. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant. Cash generated to the Partnership and net income generated to the Partnership decreased in 2000 as compared to 1999, due to an increase in the other operating expenses noted above.

               Peachtree Place Property--Wells-Baker Associates

                                                         Three Months Ended                       Nine Months Ended
                                                  ---------------------------------       ---------------------------------
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2000                1999                2000                1999
                                                  -------------       -------------       -------------       -------------
     Revenues:
       Rental income                              $      47,956       $      64,301       $     168,147       $     174,825
       Interest Income                                      346                  (2)                363                  14
       Gain on sale of building                         268,103                   0             268,103                   0
                                                  -------------       -------------       -------------       -------------
                                                        316,405              64,299             436,613             174,839
                                                  -------------       -------------       -------------       -------------

     Expenses:
       Depreciation                                      28,128              19,829              69,411              58,092
       Management and leasing expenses                    5,210               4,149              20,273              13,099
       Other operating expenses                          34,614              34,011              92,385              96,744
                                                  -------------       -------------       -------------       -------------
                                                         67,952              57,989             182,069             167,935
                                                  -------------       -------------       -------------       -------------
     Net income                                   $     248,453       $       6,310       $     254,544       $       6,904
                                                  =============       =============       =============       =============

     Occupied percentage                                     87%                 85%                 87%                 85%
                                                  =============       =============       =============       =============

     Partnership's ownership percentage                   89.95%              89.95%              89.95%              89.95%
                                                  =============       =============       =============       =============

     Cash generated to the Partnership from
       operations (exclusive of net proceeds
       from sale of building)                     $       8,841       $      23,396       $      50,842       $      42,960
                                                  =============       =============       =============       =============

     Net income generated to the Partnership      $     223,483       $       2,546       $     228,962       $       6,210
                                                  =============       =============       =============       =============

     Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. The net proceeds of the sale were $704,496.

     Rental income decreased for the quarter ending September 30, 2000, as compared to the same period for 1999, due to the sale of 3875 Peachtree Place, which is one of the commercial office buildings owned by Wells-Baker. Management and leasing expenses increased for the quarter ending September 30, 2000, as compared to the same period for 1999, due to increased leasing commissions relating to the remaining building. Net income increased in 2000, as compared to 1999, due to the aforementioned sale.

                 Heritage Place at Tucker/Tucker Joint Venture

                                                         Three Months Ended                       Nine Months Ended
                                                  ---------------------------------       ---------------------------------
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2000                1999                2000                1999
                                                  -------------       -------------       -------------       -------------
     Revenues:
       Rental income                              $     341,100       $     351,124       $   1,029,160       $   1,031,027
       Interest Income                                      187                  53                 536                 326
                                                  -------------       -------------       -------------       -------------
                                                        341,287             351,177           1,029,696           1,031,353
                                                  -------------       -------------       -------------       -------------

     Expenses:
       Depreciation                                     123,119             127,287             368,681             356,539
       Management and leasing expenses                   32,737              36,741              93,118             124,707
       Other operating expenses                         122,566             165,238             365,317             364,186
                                                  -------------       -------------       -------------       -------------
                                                        278,422             329,266             827,116             845,432
                                                  -------------       -------------       -------------       -------------
     Net income                                   $      62,865       $      21,911       $     202,580       $     185,921
                                                  =============       =============       =============       =============

     Occupied percentage                                     88%                 88%                 88%                 88%
                                                  =============       =============       =============       =============

     Partnership's ownership percentage                    55.1%               55.1%               55.1%               55.1%
                                                  =============       =============       =============       =============

     Cash distribution to the Partnership         $     112,246       $      60,846       $     286,607       $     204,440
                                                  =============       =============       =============       =============

     Net income allocated to the Partnership      $      34,632       $      12,071       $     111,601       $     102,424
                                                  =============       =============       =============       =============

     Rental income remained relatively stable in 2000 as compared to 1999. Total expenses decreased in 2000, as compared to 1999, due to a decrease in management and leasing expenses in 2000. The decrease in management and leasing expenses was due to a decrease in leasing commissions and lease acquisition fees. As a result, net income increased for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999.

     This property is currently being marketed for sale by The First Fidelity Companies. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have this property sold by the end of 2002.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                                         Three Months Ended                       Nine Months Ended
                                                  ---------------------------------       ---------------------------------
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2000                1999                2000                1999
                                                  -------------       -------------       -------------       -------------
     Revenues:
       Rental income                              $     249,102       $     238,923       $     713,717       $     703,538
       Interest Income                                       32                   8                  71                  47
                                                  -------------       -------------       -------------       -------------
                                                        249,134             238,931             713,788             703,585
                                                  -------------       -------------       -------------       -------------

     Expenses:
       Depreciation                                     110,562             111,379             331,687             332,906
       Management and leasing expenses                   10,360              22,863              46,653              73,992
       Other operating expenses                          51,473              48,342              30,688              28,699
                                                  -------------       -------------       -------------       -------------
                                                        172,395             182,584             409,028             435,597
                                                  -------------       -------------       -------------       -------------
     Net income                                   $      76,739       $      56,347       $     304,760       $     267,988
                                                  =============       =============       =============       =============

     Occupied percentage                                     97%                 97%                 97%                 97%
                                                  =============       =============       =============       =============

     Partnership's ownership percentage                      24%                 24%                 24%                 24%
                                                  =============       =============       =============       =============

     Cash distribution to the Partnership         $      43,051       $      46,221       $     164,515       $     154,815
                                                  =============       =============       =============       =============

     Net income allocated to the Partnership      $      14,004       $      13,536       $      73,212       $      64,379
                                                  =============       =============       =============       =============

     Rental income increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a an adjustment of 1998 management fees in 1999. Other operating expenses remained relatively stable for the nine months ended September 30, 2000, as compared to the same period in 1999. Net income increased for the three months and the nine months ended September 30, 2000, as compared to the same periods in 1999, due to the lower management and leasing expenses.

     The property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II.  OTHER INFORMATION

      ITEM 4.     Submission of Matters to a Vote of Security Holders.

      (a) On approximately August 25, 2000, the Registrant mailed an Amended and Restated Consent Solicitation Statement (the "Consent Solicitation") to the Limited Partners of Wells Real Estate Fund I.

      (b)  N/A.

      (c) The Consent Solicitation was mailed to solicit the consent of each Class A Limited Partner to amendments to the Partnership Agreement to change and clarify the manner in which net sale proceeds will be allocated and distributed among the Class A Limited Partners and the Class B Limited Partners in accordance with the original intent of the General Partners. This Consent Solicitation is still being conducted by the General Partners.

     ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND I
                                        (Registrant)


     Dated:  November 10, 2000          By: /s/ Leo F. Wells, III
                                            ------------------------------------
                                            Leo F. Wells, III, as Individual
                                            General Partner and as President,
                                            Sole Director, and Chief Financial
                                            Officer of Wells Capital, Inc.