Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND I
filed 2001-03-28
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended             December 31, 2000                      or
                          ---------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to      _______________ To ________________

Commission file number                 0-14463
                                       -----------------------------------

                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Georgia                           58-1565512
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
or organization)                               Number)


6200 The Corners Parkway, Norcross, Georgia                      30092
---------------------------------------------  --------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (770) 449-7800
                                                      -------------------------
Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class                Name of exchange on which registered
----------------------------------------    ------------------------------------
                 NONE                                       NONE
 ----------------------------------------    -----------------------------------

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

Yes   X   No ___
     ---
Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

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

The Partnership owns interests in the following joint ventures: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates (the "Wells-Baker Joint Venture"), (ii) Fund I-Fund II Tucker, and (iii) the Fund I, II, II-OW, VI, VII Joint Venture

As of December 31, 2000, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, owned by the Partnership, (ii) The Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia, owned by the Partnership, (iii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership, (iv) The Peachtree Place Property, a commercial office building located in Atlanta, Georgia, owned by the Wells-Baker Joint Venture, (v) The Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker, and (vi) The Cherokee Property, a shopping center located in Cherokee County, Georgia, owned by the Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915.

The Crowe's Crossing Property was sold on January 11, 2001 for $6,785,000.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11--"Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2. PROPERTIES

The Partnership owns six properties directly or through its ownership in joint ventures of which two are office buildings, three are retail buildings, and one is a combined office and retail project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. The Wells-Baker Associate joint venture is consolidated with Fund I since the ownership is 89.95%. As of December 31, 2000 these properties were 82.2% occupied, up from 80% at December 31, 1999 and 78.8% at December 31, 1998.

The following table shows lease expirations during each of the next ten years as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                            Partnership          Percentage           Percentage
                     Number                                                   Share of            of Total             of Total
   Year of             of             Square            Annualized           Annualized            Square             Annualized
    Lease            Leases            Feet             Gross Base           Gross Base             Feet              Gross Base
 Expiration         Expiring         Expiring            Rent (1)             Rent (1)            Expiring               Rent
------------      -----------      -----------         ------------        --------------      -------------        -------------
    2001               23            34,137             $  590,765           $  371,560             20.98%               24.38%
    2002(2)            19            39,296                547,355              546,428             24.15                22.58
    2003               20            37,118                494,465              311,822             22.81                20.40
    2004               13            24,621                394,915              245,012             15.13                16.29
    2005                5            10,722                144,035              105,284              6.59                 5.94
    2006                0                 0                      0                    0              0.00                 0.00
    2007                2             7,352                129,743               94,190              4.52                 5.35
    2008                1             2,400                 27,384               15,086              1.47                 1.13
    2009                1             3,540                 33,123               33,123              2.18                 1.37
    2010                1             3,531                 61,969               34,139              2.17                 2.56
                  -----------      -----------         ------------        --------------      -------------        -------------
                       85           162,717             $2,423,754           $1,756,644            100.00%              100.00%
                  ===========      ===========         ============        ==============      =============        =============

          (1) Average monthly gross rent over the life of the lease, annualized.

          (2) Lease expiring is ground lease only with McDonald's.

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

     Paces Pavilion Property


     On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, directly across from the West Paces Ferry Hospital (the "Paces Pavilion Property") for a purchase price of $3,443,203. The Paces Pavilion Property contains approximately 32,339 of net rentable square feet, and the entire building was leased to HCA Realty, Inc. and Hospital Corporation of America (collectively, "HCA") until December 31, 1996. Although efforts were made to negotiate a new lease, HCA vacated the premises as of December 31, 1996. Management has hired an outside firm to engage a tenant. Rental income is currently being generated from four (4) leaseholders occupying 10,239 square feet.

     Drs. King, Sanderson, Heidecker and Sanderson, dentists, are the only tenant occupying ten percent or more of the rentable square footage. The lease is for 3,752 square feet. The lease, which commenced in December 2000, calls for rent of $13,825 for 2000 and $82,950 for 2001. The lease expires December 31, 2007. The other tenants provide various medical services.

     The occupancy rate at the Paces Pavilion Property was 33.23% in 2000, 19.15% in 1999, and 12.6% in 1998.

     The average effective annual rental per square foot at the Paces Pavilion Property was $3.84 for 2000, $3.31 for 1999, $2.44 for 1998, $4.17 for
     1997, and $16.86 for 1996.

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

     The occupancy rate at the Crowe's Crossing Property was 100% in 2000, 96% in 1999, and 94% in 1998.

     The average annual rental per square foot at the Crowe's Crossing Property was $8.81 for 2000, $7.64 for 1999, $7.98 for 1998, $7.40 for 1997, and
     $7.92 for 1996.

     As of December 31, 2000, the Partnership had expended a total of $8,357,591 for the acquisition of the Crowe's Crossing Property.

     The Crowe's Crossing Property was sold on January 11, 2001 for $6,785,000. The net proceeds to the Partnership were $6,387,000. The Partnership recorded a gain of $1,100,000 from this sale.

     Black Oak Plaza Property/Fund I

     On December 31, 1986, the Partnership acquired a retail shopping center known as "Black Oak Plaza" located in Metropolitan Knoxville, Knox County, Tennessee. Black Oak Plaza was initially developed in 1981. Although Black Oak Plaza contained a total of approximately 175,000 square feet of space including a K-Mart department store and a Kroger Food/Drug, the Partnership acquired only the space located in the shopping center other than the space occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of December 31, 2000, Black Oak Plaza was approximately 70% leased to 20 tenants. The occupancy rate at Black Oak Plaza was 70% in 2000, 70% in 1999, and 73% in 1998. The average annual rental per square foot at Black Oak Plaza was $6.01 in 2000, $5.53 in 1999, $6.41 in 1998, $6.53 in 1997, and $6.08 for 1996.

     As of December 31, 2000, the Partnership had expended a total of $4,581,743 for the acquisition of Black Oak Plaza.

     Peachtree Place Property/Fund I and Wells & Associates, Inc.

     In 1985, the Partnership acquired an interest in two commercial office buildings located at Holcomb Bridge Road, Norcross, Gwinnett County, Georgia (the "Peachtree Place Property"). The Peachtree Place Property, which contains approximately 17,245 net rentable square feet, is owned through a joint venture between the Partnership and Wells & Associates, Inc., a Georgia corporation affiliated with the General Partners (the "Wells-Baker Joint Venture"). The land upon which the Peachtree Place Property was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087. Upon the formation of the joint venture with the Partnership, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of December 31, 2000, the Partnership had made total capital contributions of $1,526,798 to the joint venture. The Partnership holds a 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest in the joint venture.

     Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. The net proceeds generated from this sale were $704,496.

     The Peachtree Place Property currently contains approximately 11,006 net rentable square feet. As of December 31, 2000, the building at the Peachtree Place Property was 81% leased to six tenants.

     Four tenants occupy 10% or more of the rentable square footage, Keen and Good, financial advisors, Adevco Corporation, a commercial developing company, Flying Fotos, Inc., an aerial photo company, and David Reale and Associates, Inc., a janitorial services company.

     Keen and Good's lease represents 1,512 rentable square feet. The annual base rent is $25,704 for 2000. The lease expires January 31, 2002.

     Adevco Corporation's lease represents 1,512 rentable square feet. The annual base rent is $24,540 for 2000. The lease expires June 30, 2002.

     Flying Fotos, Inc.'s lease represents 1,449 rentable square feet. The base rent is $5,867 for 2000 and $35,201 for 2001. The lease expires January 31, 2004.

     David Reale and Associates, Inc.'s lease represents 2,582 rentable square feet. The annual base rent is $30,564 for 2000. The lease expires March 31, 2005.

     The occupancy rate at the Peachtree Place Property was 81% in 2000, 100% in 1999, and 74% in 1998.

     The average annual rental per square foot at the Peachtree Place Property was $12.85 in 2000, $13.86 in 1999, $15.51 for 1998, $15.88 for 1997, and
     $16.08 for 1996.

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

     Both the Partnership and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which were paid as progressive stages of construction were completed. As of December 31, 2000, the Partnership had contributed a total of $6,194,634, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of the Tucker Property. As of December 31, 2000, the Partnership had approximately a 55% equity interest in the Tucker Property, and the Fund II--Fund II-OW Joint Venture held approximately a 45% equity interest in the Tucker Property. As of December 31, 2000, the Tucker Property was 89% occupied by 36 tenants.

     There are no tenants in the property occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

     The occupancy rate at the Tucker Property was 89% in 2000, 87% in 1999, and 94% in 1998.

     The average effective annual rental per square foot at the Tucker Property was $14.29 for 2000, $14.11 for 1999, $12.76 for 1998, $11.08 for 1997, and
     $13.78 for 1996.

     This property is currently being marketed for sale by The First Fidelity Companies. The management team is considering separating the retail portion of this property from the office portion and creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

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

     As of December 31, 2000, the Partnership had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 2000, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were as follows: the Partnership--24%, Fund II-Fund II-OW Joint Venture-- 54%, Wells Fund VI 11% and Wells Fund VII--11%.

     The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Property. As of December 31, 2000, the Cherokee Property was approximately 98% occupied by 22 tenants, including Kroger.

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

     The occupancy rate at the Cherokee Property was 98% in 2000, 97% in 1999, and 91% in 1998.

     The average annual rental per square foot at the Cherokee Property was $9.31 for 2000, $9.11 for 1999, $8.78 for 1998, $8.49 for 1997, and $8.59
     for 1996.

     The property is currently being marketed for sale by CB Richard Ellis. Marketing information on the Cherokee Property is being broadly distributed to potential investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On approximately August 25, 2000, the Partnership mailed an Amended and Restated Consent Solicitation Statement (the "Consent Solicitation") to the Limited Partners of Wells Real Estate Fund I, which solicitation continued throughout the fourth quarter of 2000.

(b) N/A.

(c) The Consent Solicitation was mailed to solicit the consent of each Class A Limited Partner to proposed amendments to the Partnership Agreement to change and clarify the manner in which net sale proceeds will be allocated and distributed among Class A Limited Partners and Class B Limited Partners in accordance with the original intent of the General Partners. This Consent Solicitation is still being conducted by the General Partners.

(d) N/A.

                                    PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2001, the Partnership had 98,716 outstanding Class A Units held by a total of 3,525 Limited Partners and 42,568 outstanding Class B Units held by a total of 888 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 9% distribution preference over Class B Unit holders as to distributions from Cash Available for Distribution but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash Available for Distribution to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class B Units during 2000. The Partnership has reserved all operating cash flow during 1998 and during the first half of 1999 which would otherwise be available for distribution to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. Cash distributions made to the Limited Partners holding Class A Units during the two most recent fiscal years were as follows:

                                             Per Class A        Per Class A        Per Class B
     Distribution            Total              Unit               Unit               Unit
     for Quarter             Cash            Investment          Return of          Return of         General
        Ended             Distributed          Income             Capital            Capital          Partner
---------------------   --------------     --------------      -------------     --------------   -------------
March 31, 1999             $      0            $0.00              $0.00              $0.00             $0.00
June 30, 1999                     0             0.00               0.00               0.00              0.00
September 30, 1999          320,363             3.25               0.00               0.00              0.00
December 31, 1999           324,141             3.28               0.00               0.00              0.00
March 31, 2000              308,486             0.03               3.09               0.00              0.00
June 30, 2000               347,969             0.00               3.52               0.00              0.00
September 30, 2000          370,184             2.42               1.34               0.00              0.00
December 31, 2000           370,000             0.17               3.58               0.00              0.00

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996:

                                                 2000           1999            1998            1997            1996
                                            -------------  -------------  --------------   -------------   -------------
Total assets                                 $21,709,463    $22,721,176     $23,098,782     $23,593,566     $24,968,886
Total revenues                                 2,176,831      1,710,741       1,636,172       1,643,943       1,967,743
Net income (loss)                                208,078       (101,904)       (337,675)       (305,296)        101,804
Net income (loss)allocated to Class A            208,078       (101,904)       (337,675)      1,059,405       1,416,538
 limited partners
Net loss allocated to Class B limited                  0              0               0      (1,364,701)     (1,314,734)
 partners
Net income (loss) per Class A limited        $      2.11    $     (1.03)    $     (3.42)    $     10.73     $     14.35
 partner unit
Net loss per Class B limited partner                0.00           0.00            0.00          (32.06)         (30.89)
 unit
Cash distributions to Investors:
  Investments income Class A units                  2.62           0.00            0.00           10.85           12.92
  Return of Capital Class A units                  11.53           6.53            0.00            0.00            0.00

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

Results of Operations and Changes in Financial Conditions

General

Gross revenues of the Partnership were $2,176,831 for the fiscal year ended December 31, 2000, as compared to $1,710,741 for the fiscal year ended December 31, 1999, and $1,636,172 for the fiscal year ended December 31, 1998. The increase for 2000 was due to increased equity in joint ventures, increased interest income, increased rental income and a gain on sale of real estate. Increased equity in joint ventures is due to increased rental renewal rates at the Cherokee Property and increased occupancy and lower operating expenses at the Tucker Property. Expenses of the Partnership were $1,946,297 for the fiscal year ended December 31, 2000, as compared to $1,811,046 for 1999 and $1,973,731 for 1998. The increase in 2000 over 1999 is due to primarily a loss on real estate assets due to fire, uncollectable accounts receivable, legal fees, and partnership administration. Partnership administration expenses increased in 2000 as compared to 1999 due to increased printing and postage in 2000. The decrease in 1999 over 1998 is due primarily to decreased legal fees at Black Oak Plaza and decreased property operating expenses in the areas of property security and general repairs and maintenance. As a result of increased revenue and decreased expenses, net income increased to $208,078 in 2000, as compared to a net loss of $101,904 in 1999 and net loss of $337,675 in 1998.

The Partnership's cash distribution to the Limited Partners holding Class A Units was $14.15 per unit for the fiscal year ended December 31, 2000 and $6.53 per unit for the fiscal year ended December 31, 1999. No cash distributions were made to the Limited Partners holding Class A Units for the year ending December 31, 1998. No distributions have been paid to Limited Partners holding Class B Units or to the General Partners.

The Partnership has recently made the decision to begin selling its properties. At this time, three properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Partnership properties sold by the end of 2002. Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. The net proceeds from this sale were $704,496, $633,694 of which constitute the Partnership's share of proceeds. This resulted in an aggregate gain of $268,103, $241,159 of which constitutes the Partnership's
share of gain.   As of December 31, 2000, the proceeds from the sale of the
Peachtree Place building had not been distributed to the Limited Partners. The Crowe's Crossing Property was sold on January 11, 2001 for $6,785,000. The net proceeds from this sale were $6,387,000, resulting in a gain to the Partnership from this sale of $1,100,000. As described in Item 4 above, the General Partners are currently involved in a Consent Solicitation of the Class A Limited Partners to approve proposed amendments to the Partnership Agreement relating to the allocation and distribution of net sale proceeds. Until these outstanding issues relating to the proper order of allocating and distributing net sale proceeds are resolved, the General Partners have no basis for distributing net sale proceeds among the Limited Partners and, accordingly, have not yet distributed the proceeds from these two property sales.

Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will position the Partnership to realize its investment in its assets.

Property Operations

As of December 31, 2000, the Partnership's ownership interest in the Paces Pavilion Property, Black Oak Plaza and Crowe's Crossing Shopping Center is 100%, the Peachtree Place Property is 89.95%, Fund I--Fund II Tucker Joint Venture is 55.09% and Fund I, II, II-OW, VI, and VII Joint Venture is 24.02%.

As of December 31, 2000, the Partnership owned interests in the following properties:

                         Paces Pavilion Property/Fund I

                                                                       For the Years Ended December 31
                                                                ---------------------------------------------
                                                                   2000             1999             1998
                                                                -----------     -------------    ------------
Revenues:
  Rental income                                                  $ 124,122        $ 106,993        $  79,054
                                                                -----------     -------------    ------------
Expenses:
  Depreciation                                                     259,508          256,640          256,157
  Management and leasing expenses                                    9,922            6,420            4,800
  Other operating expenses                                         272,166          262,295          243,744
                                                                -----------     -------------    ------------
                                                                   541,596          525,355          504,701
                                                                -----------     -------------    ------------
Net loss                                                         $(417,474)       $(418,362)       $(425,647)
                                                                ===========     =============    ============

Occupied percentage                                                   33.2%           19.15%            12.6%
                                                                ===========     =============    ============

Partnership ownership percentage                                       100%             100%             100%
                                                                ===========     =============    ============

Cash generated to the Partnership                                $       0        $       0        $       0
                                                                ===========     =============    ============

Net loss generated to the Partnership                            $(417,474)       $(418,362)       $(425,647)
                                                                ===========     =============    ============

Rental income increased in 2000, as compared to 1999, due to an increase in occupancy and increased in 1999, as compared to 1998, due to a tenant that moved in during the second quarter of 1999.

Other operating expenses increased in 2000, as compared to 1999, due to a write-off of an uncollectible account receivable and an increase in surveys, prints, and plans in 2000, but was offset by a decrease in association dues in 2000. Other operating expenses increased in 1999, as compared to 1998, due primarily to an increase in association dues.

Currently, there are three tenants occupying 33.2% of the premises. Management is actively seeking replacement tenants for the remaining space at Paces Pavilion. Because of the low rental income, increased expenses and capital improvements, no cash was generated to the Partnership for 2000, 1999 and 1998.

Rental income is currently being generated through four (4) leaseholders occupying 10,239 square feet.

Real estate taxes are included in the Paces Pavilion Condominium Association monthly fee for 2000, 1999 and 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                    Crowe's Crossing Shopping Center/Fund I

                                                                        For the Years Ended December 31
                                                                ----------------------------------------------
                                                                    2000             1999             1998
                                                                -----------     -------------     ------------
Revenues:
  Rental income                                                   $710,317         $716,427         $696,530
                                                                -----------     -------------     ------------
Expenses:
  Depreciation                                                     417,764          417,020          417,588
  Management and leasing expenses                                   60,220           63,434           76,243
  Other operating expenses                                         (53,646)         118,504           71,925
                                                                -----------     -------------     ------------
                                                                   424,338          598,958          565,756
                                                                -----------     -------------     ------------
Net income                                                        $285,979         $117,469         $130,774
                                                                ===========     =============     ============

Occupied percentage                                                    100%              96%              94%
                                                                ===========     =============     ============

Partnership ownership percentage                                       100%             100%             100%
                                                                ===========     =============     ============

Cash generated to the Partnership                                 $697,433         $529,994         $606,495
                                                                ===========     =============     ============

Net income generated to the Partnership                           $285,979         $117,469         $130,774
                                                                ===========     =============     ============

Rental income decreased for 2000, as compared to 1999, and increased as compared to 1998 due to fluctuations in occupancy and rental rates. Other operating expenses were negative in 2000, as compared to 1999, due to a $115,000 adjustment recorded in 2000 for prior year common area maintenance billings. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant Other operating expenses increased in 1999, as compared to 1998, due to significant HVAC and plumbing repairs.

Cash generated to the Partnership increased in 2000, as compared to 1999, due to increased net income.

Real estate taxes were $85,830 in 2000, $83,902 in 1999, and $87,045 in 1998.

The Partnership's ownership percentage has remained constant at 100% for the years 2000, 1999, and 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                             Black Oak Plaza/Fund I


                                                                        For the Years Ended December 31
                                                                 --------------------------------------------
                                                                    2000             1999             1998
                                                                 ----------      -----------     ------------
Revenues:
  Rental income                                                   $411,197         $378,447        $ 441,890
                                                                 ----------      -----------     ------------
Expenses:
  Depreciation                                                     266,775          266,275          266,866
  Management and leasing expenses                                   46,419           43,043           46,857
  Other operating expenses                                         122,130           61,517          232,521
                                                                 ----------      -----------     ------------
                                                                   435,324          370,835          546,244
                                                                 ----------      -----------     ------------
Net (loss) income                                                 $(24,127)        $  7,612        $(104,354)
                                                                 ==========      ===========     ============

Occupied percentage                                                     70%              70%              73%
                                                                 ==========      ===========     ============

Partnership ownership percentage                                       100%             100%             100%
                                                                 ==========      ===========     ============

Cash generated to the Partnership                                 $244,293         $327,845        $ 208,670
                                                                 ==========      ===========     ============

Net (loss) income generated to the Partnership                    $(24,127)        $  7,612        $(104,354)
                                                                 ==========      ===========     ============

Rental income increased in 2000, as compared to 1999, and decreased in 1999, as compared to 1998, due to changes in tenants at the property. Other operating expenses increased in 2000, as compared to 1999, due to increases in property taxes and insurance expenses in 2000. Other operating expenses decreased in 1999, as compared to 1998, due to significantly lower expenses in the areas of parking lot repairs, security, legal, and bad debt reserves.

Real estate taxes were $89,402 for 2000, $47,318 for 1999, and $39,479 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                     Peachtree Place/Wells-Baker Associates

                                                                       For the Years Ended December 31
                                                                ----------------------------------------------
                                                                    2000             1999             1998
                                                                -------------   -------------   --------------
Revenues:
  Rental income                                                   $198,182         $238,932         $267,476
  Interest income                                                      934               22               24
  Gain on sale of building                                         268,103                0                0
                                                                -------------   -------------   --------------
                                                                   467,219          238,954          267,500
                                                                -------------   -------------   --------------
Expenses:
  Depreciation                                                      80,832           79,596           85,148
  Management and leasing expenses                                   26,524           17,143           22,450
  Other operating expenses                                         136,420          126,302          158,749
                                                                -------------   -------------   --------------
                                                                   243,776          223,041          266,347
                                                                -------------   -------------   --------------
Net income                                                        $223,443         $ 15,913         $  1,153
                                                                =============   =============   ==============

Occupied percentage                                                  81.24%          100.00%           74.02%
                                                                =============   =============   ==============

Partnership ownership percentage                                     89.95%           89.95%           89.95%
                                                                =============   =============   ==============

Cash distribution to the Partnership                              $ 41,385         $ 69,147         $ 82,286
                                                                =============   =============   ==============

Net income allocated to the Partnership                           $200,987         $ 14,314         $  1,037
                                                                =============   =============   ==============

Rental income decreased in 2000, as compared to 1999 and 1998, due to the sale of one of the buildings. Occupancy percentage decreased from 100% in 1999 to 81.24% in 2000. Other operating expenses increased in 2000, as compared to 1999, due to an increase in legal fees and a write-off of an uncollectible accounts receivable in 2000. Other operating expenses decreased in 1999, as compared to 1998, due to decreases in HVAC and roof repair costs. Depreciation expense declined for 1999, as compared to 1998, due to some of the capitalized tenant improvements becoming fully depreciated.

Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. The net proceeds of the sale were $704,496, resulting in a gain of $268,103.

Real estate taxes were $14,283 for 2000, $14,759 for 1999, and $15,650 for 1998.

The Partnership holds an 89.95% equity interest in the joint venture, and Wells & Associates, Inc. holds a 10.05% equity interest.

This property is currently being marketed for sale and the Partnership's goal is to have this property sold by the end of 2002.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

              Tucker Property/Fund I--Fund II Tucker Joint Venture

                                                                    For the Years Ended December 31
                                                          -------------------------------------------------
                                                               2000              1999              1998
                                                          -------------     -------------    --------------
Revenues:
Rental income                                               $1,390,599        $1,373,213        $1,242,332
Interest income                                                    601               447                 0
                                                          -------------     -------------    --------------
                                                             1,391,200         1,373,660         1,242,332
                                                          -------------     -------------    --------------

Expenses:
Depreciation                                                   491,806           491,385           440,099
Management and leasing expenses                                121,946           158,270           164,378
Other operating expenses                                       506,139           498,849           532,985
                                                          -------------     -------------    --------------
                                                             1,119,891         1,148,504         1,137,462
                                                          -------------     -------------    --------------
Net income                                                  $  271,309        $  225,156        $  104,870
                                                          =============     =============    ==============

Occupied percentage                                              89.28%            87.10%            93.94%
                                                          =============     =============    ==============

Partnership ownership percentage                                 55.09%            55.09%            55.09%
                                                          =============     =============    ==============

Cash distribution to the Partnership                        $  394,255        $  300,689        $  269,139
                                                          =============     =============    ==============

Net income allocated to the Partnership                     $  149,464        $  124,039        $   57,773
                                                          =============     =============    ==============

The rental income increase in 2000, as compared to 1999, was due to increased tenant occupancy at the property. Rental income increased in 1999, compared to 1998, due to increased rental renewal rates, despite a gradual decrease in occupancy throughout the year. The increase in depreciation expense for 1999 was due to capitalized building repairs. The management and leasing expenses decreased in 2000, as compared to 1999, due to an adjustment of the estimated CAM billings to tenants. Other operating expenses decreased for 1999, as compared to 1998, due to significant variable expenses for those years. Expenses were higher in 1998 due to sewer and main water line repairs.

The cash distribution increased in 2000, as compared to 1999, due to a decrease in capital expenditures in 2000.

Real estate taxes were $111,946 in 2000, $91,970 in 1999, and $93,697 in 1998.

This property is currently being marketed for sale by The First Fidelity Companies. The management team is considering separating the retail portion of this property from the office portion creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

 Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                       For the Years Ended December 31
                                                               ---------------------------------------------
                                                                   2000            1999             1998
                                                               -----------      -----------      -----------
Revenues:
  Rental income                                                   $965,305         $945,222         $909,831
  Interest income                                                       78               68               84
                                                               -----------      -----------      -----------
                                                                   965,383          945,290          909,915
                                                               -----------      -----------      -----------
Expenses:
  Depreciation                                                     442,250          447,969          444,660
  Management and leasing expenses                                   74,422           94,149           82,517
  Other operating expenses                                          54,089           68,090           84,676
                                                               -----------      -----------      -----------
                                                                   570,761          610,208          611,853
                                                               -----------      -----------      -----------
Net income                                                        $394,622         $335,082         $298,062
                                                               ===========      ===========      ===========

Occupied percentage                                                     98%              97%              91%
                                                               ===========      ===========      ===========

Partnership ownership percentage                                        24%              24%              24%
                                                               ===========      ===========      ===========

Cash distributed to the Partnership                               $214,813         $203,853         $193,285
                                                               ===========      ===========      ===========

Net income allocated to the Partnership                           $ 94,800         $ 80,496         $ 71,604
                                                               ===========      ===========      ===========

Rental income increased in 2000, as compared to 1999, due to increases in occupancy and rental renewals. Management and leasing expenses decreased in 2000, as compared to 1999, due to decreased leasing commissions. Management and leasing expenses increased in 1999, as compared to 1998, due to the increases in occupancy and rental renewal rates. Depreciation expense decreased in 2000, as compared to 1999, due to some tenant improvements becoming fully depreciated in 1999. Operating expenses decreased in 2000, as compared to 1999, due to a reimburseable tenant improvement write-off in 1999 and decreased in 1999, as compared to 1998, due to differences in adjustments of CAM billings to tenants offset by increased expenses for tenant improvements, HVAC repairs, and a partial demolition of a tenant's suite in 1999. Tenants are billed an estimate amount for the current year common area maintenance, which is then reconciled the next year and the difference is billed to the tenant.

Real estate taxes were $82,048 for 2000, $87,411 for 1999, and $77,311 for 1998.

The property is currently being marketed for sale by CB Richard Ellis. Marketing information regarding this property is being broadly distributed to potential investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., refer to Item 2, Properties, page 3.

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

The Partnership's net cash provided by operating activities increased to $922,523 in 2000, as compared to $614,844 in 1999, due primarily to increased occupancy at its properties generating additional rental income. Net cash provided by investing activities increased from $414,506 in 1999 to $1,101,144 in 2000 due to proceeds from the sale of real estate. Net cash used in financing activities increased in 2000 as compared to 1999. These changes are due to distributions to limited partners for all quarters of 2000 as compared to third and fourth quarters of 1999. As a result, primarily of distributions, cash and cash equivalents has increased in 2000.

Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. The net proceeds generated from this sale were $704,496. On January 11, 2001, the Partnership sold the Crowe's Crossing Property. As a result of this sale, the Partnership received net proceeds of $6,387,000, resulting in a gain to the Partnership from this sale of $1,100,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

                                   PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 57 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 2000 from the Partnership or with respect to the Partnership's interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interests in properties owned through joint ventures, as of December 31, 2000, deferred cash compensation of approximately $2,520,041 of which $1,749,943 was accrued at the Partnership level and the remainder at the joint venture level in the aggregate was due to Wells Management Company, Inc. An aggregate of $236,326 of deferred property management and leasing fees were accrued for fiscal year 2000, out of which $122,775 was accrued at the partnership level for fiscal year 2000.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000:

              (A)                                        (B)                                  (C)
      Name of Individual                     Capacities in Which Served                      Cash
      or Number in Group                        Form of Compensation                     Compensation
-------------------------------            -------------------------------       -------------------------------
Wells Management Company, Inc.             Property Manager-Management                       $236,326(1)
                                           and Leasing Fees

Wells Capital, Inc.                        General Partner-Partnership                              0
                                           Cash Flow Distributions

Leo F. Wells, III                          General Partner-Partnership                              0
                                           Cash Flow Distributions

            (1) Some of these fees are paid directly by the Partnership and some are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2000 but not actually paid until January, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2000.

                                         (2)                           (3)
         (1)                      Name and Address of           Amount and Nature of                    (4)
    Title of Class                 Beneficial Owner             Beneficial Ownership             Percent of Class
------------------------      ---------------------------    --------------------------     --------------------------
Class A units                 Leo F. Wells, III              146 Units (IRA, 401 (k) and     Less than 1%
                                                             Profit Sharing)

Class B units                 Leo F. Wells, III              222 Units (401 (k) and          Less than 1%
                                                             Profit Sharing)

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

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no distributions of cash flow or net sale proceeds from the Partnership during 2000.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, is entitled to receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net lease basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Since the third quarter of 1998, the management and leasing of the Crowe's Crossing Property and the Black Oak Plaza Property has been performed by an outside agent, Noro Management, since the third quarter of 1998 for which they receive a 3% fee and Wells Management is accrued the balance. Management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership's interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of December 31, 2000, deferred property management and leasing fees totaling $2,520,041 were due to Wells Management Company, Inc., of which $236,326 was accrued for fiscal year 2000.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2000, no real estate commissions were paid to the General Partners or their affiliates.

           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. The financial statements are contained on pages F-2 through F-20 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

  (a)2.  Financial statement Schedule III

         Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

  (a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

  (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2000.

  (c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

  (d)    See (a) 2 above.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2001.

                                Wells Real Estate Fund I
                                (Registrant)



                                By: /s/ Leo F. Wells, III
                                   --------------------------------------
                                        Leo F. Wells, III

                                Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

           Signature                          Title                             Date
-----------------------------     -----------------------------      ---------------------------
/s/ Leo F. Wells, III
-----------------------------
Leo F. Wells, III                  Individual General Partner,       March 27, 2001
                                   President and Sole Director of
                                   Wells Capital, Inc., the
                                   Corporate General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                             Financial Statements                                                Page
--------------------------------------------------------------------------                     ---------
Independent Auditors' Report                                                                        F2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                        F3

Consolidated Statements of Loss for the Years ended December 31, 2000, 1999, and 1998               F4

Consolidated Statements of Partners' Capital for the Years Ended December 31, 2000, 1999,           F5
 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998         F6

Notes to Consolidated Financial Statements for December 31, 2000, 1999, and 1998                    F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund I and Subsidiary:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE FUND I (a Georgia public limited partnership) AND SUBSIDIARY as of December 31, 2000 and 1999 and the related consolidated statements of income
(loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                    ASSETS

                                                          2000         1999
                                                      -----------  ------------
REAL ESTATE ASSETS, at cost:
  Land                                                $ 2,776,544   $ 2,894,193
  Building and improvements, less accumulated
    depreciation of $9,170,624 and
    $8,399,494 at December 31, 2000 and 1999,
     respectively                                      10,093,769    11,313,057
                                                      -----------  ------------
        Total real estate assets                       12,870,313    14,207,250

INVESTMENT IN JOINT VENTURES                            5,835,269     6,200,073

CASH AND CASH EQUIVALENTS                               2,268,774     1,670,343

DUE FROM AFFILIATES                                       207,948       145,762

ACCOUNTS RECEIVABLE                                       306,881       275,220

DEFERRED LEASE ACQUISITION COSTS                          159,239       131,071

PREPAID EXPENSES AND OTHER ASSETS                          84,226        91,457
                                                      -----------  ------------
        Total assets                                  $21,732,650   $22,721,176
                                                      ===========  ============

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses               $   129,204   $    23,004
  Refundable security deposits                            106,609        93,112
  Due to affiliate                                      1,773,130     1,686,651
  Partnership distributions payable                       374,875       328,511
  Minority interest                                        50,222       102,727
                                                      -----------  ------------
        Total liabilities                               2,434,040     2,234,005
                                                      -----------  ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
    Class A--98,716 units                              19,184,478    20,487,171
    Class B--42,568 units                                 114,132             0
                                                      -----------  ------------
        Total partners' capital                        19,298,610    20,487,171
                                                      -----------  ------------
        Total liabilities and partners' capital       $21,732,650   $22,721,176
                                                      ===========  ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                 2000           1999           1998
                                                              ----------     ----------     ----------
REVENUES:
     Rental income                                            $1,559,270     $1,436,029     $1,484,950
     Equity in income of joint ventures                          244,264        204,535        129,377
     Interest income                                             105,194         70,177         21,845
     Gain on sale of real estate                                 268,103              0              0
                                                              ----------     ----------     ----------
                                                               2,176,831      1,710,741      1,636,172
                                                              ----------     ----------     ----------
EXPENSES:
     Depreciation                                              1,024,879      1,019,531      1,025,759
     Operating costs, net of reimbursements                      450,323        490,462        531,998
     Partnership administration                                   99,869         63,465         60,938
     Management and leasing fees                                 169,383        130,040        146,350
     Legal and accounting                                        102,562         89,882        173,873
     Bad debt expense                                             62,709          7,280         27,254
     Computer costs                                               10,673         10,386          7,559
     Loss on real estate assets                                   25,899              0              0
                                                              ----------     ----------     ----------
                                                               1,946,297      1,811,046      1,973,731
                                                              ----------     ----------     ----------

INCOME (LOSS) BEFORE MINORITY INTEREST                           230,534       (100,305)      (337,559)

MINORITY INTEREST                                                (22,456)        (1,599)          (116)
                                                              ----------     ----------     ----------
NET INCOME (LOSS)                                             $  208,078     $ (101,904)    $ (337,675)
                                                              ==========     ==========     ==========

NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS       $   93,946     $ (101,904)    $ (337,675)
                                                              ==========     ==========     ==========

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS              $  114,132     $        0     $        0
                                                              ==========     ==========     ==========

NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT            $      .95     $    (1.03)    $    (3.42)
                                                              ==========     ==========     ==========

NET INCOME PER CLASS B LIMITED PARTNER UNIT                   $     2.68     $     0.00     $    $0.00
                                                              ==========     ==========     ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT            $    14.15     $     6.53     $     0.00
                                                              ==========     ==========     ==========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                             Limited Partners                         Total
                                              -----------------------------------------------
                                                    Class A                   Class B                Partners'
                                              ---------------------     ---------------------
                                               Units       Amount         Units        Amount         Capital
                                              -------     ---------     --------     --------       -----------
BALANCE, December 31, 1997                     98,716     $21,571,254     42,568     $      0       $21,571,254

  Net loss                                          0        (337,675)         0            0          (337,675)
                                              -------     -----------   --------     --------       -----------
BALANCE, December 31, 1998                     98,716      21,233,579     42,568            0        21,233,579

  Net loss                                          0        (101,904)         0            0          (101,904)
  Partnership distributions                         0        (644,504)         0            0          (644,504)
                                              -------     -----------   --------     --------       -----------
BALANCE, December 31, 1999                     98,716      20,487,171     42,568            0        20,487,171

  Net income                                        0          93,946          0      114,132           208,078
  Partnership distributions                         0      (1,396,639)         0            0        (1,396,639)
                                              -------     -----------   --------     --------       -----------
BALANCE, December 31, 2000                     98,716     $19,184,478     42,568     $114,132       $19,298,610
                                              =======     ===========   ========     ========       ===========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                          2000              1999              1998
                                                                      -----------       -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   208,078        $ (101,904)       $ (337,675)
                                                                      -----------        ----------        ----------
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
        Equity in income of joint ventures                               (244,264)         (204,535)         (129,377)
        Depreciation                                                    1,024,879         1,019,531         1,025,759
        Gain on real estate assets                                       (268,103)                0                 0
        Loss on real estate assets                                         25,899                 0                 0
        Changes in assets and liabilities:
          Accounts receivable                                             (31,661)          (44,710)           63,134
          Deferred lease acquisition costs                                (28,168)          (73,481)          (11,212)
          Prepaid expenses and other assets                                 7,231           (32,916)           (4,247)
          Accounts payable, accrued expenses, and refundable              119,697           (10,642)          (67,138)
            security deposits
          Due to affiliate                                                 86,479            61,902            93,534
          Minority interest                                                22,456             1,599               116
                                                                      -----------        ----------        ----------
            Total adjustments                                             714,445           716,748           970,569
                                                                      -----------        ----------        ----------
            Net cash provided by operating activities                     922,523           614,844           632,894
                                                                      -----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                                       702,604                 0                 0
  Investment in real estate                                              (148,342)          (27,499)          (52,061)
  Distributions received from joint ventures                              546,882           442,005           443,670
                                                                      -----------        ----------        ----------
            Net cash provided by investing activities                   1,101,144           414,506           391,609
                                                                      -----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings                    (104,646)                0                 0
  Distributions to partners in excess of accumulated earnings          (1,245,629)         (320,363)         (174,427)
  Distributions to minority interest                                      (74,961)           (7,725)           (9,194)
                                                                      -----------        ----------        ----------
            Net cash used in financing activities                      (1,425,236)         (328,088)         (183,621)
                                                                      -----------        ----------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 598,430           701,262           840,882

CASH AND CASH EQUIVALENTS, beginning of year                            1,670,343           969,081           128,199
                                                                      -----------        ----------        ----------
CASH AND CASH EQUIVALENTS, end of year                                $ 2,268,774        $1,670,343        $  969,081
                                                                      ===========        ==========        ==========

 The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998


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

    The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. As of December 31, 2000, the Partnership owned the following properties directly: (i) the Paces Pavilion Property ("Paces Pavilion"), a medical office building located in Atlanta, Georgia; (ii) the Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia;
    (iii) the Black Oak Property, a shopping center located in Knoxville, Tennessee; and (iv) the Peachtree Place Property ("Wells-Baker"), one commercial office building located in Atlanta, Georgia. In addition, through its investment in joint ventures, the Partnership owns interests in the following properties: Heritage Place at Tucker ("Tucker"), a retail shopping and commercial office complex located in Tucker, Georgia, and the Cherokee Commons Shopping Center ("Cherokee Commons"), a shopping center located in Cherokee County, Georgia.

    Basis of Presentation

    The financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at December 31, 2000 and 1999. All significant intercompany balances have been eliminated in consolidation.

    Minority Interest

    Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. The Partnership sold one of the two commercial office buildings comprising approximately 13% of Wells-Baker on August 31, 2000 for total proceeds of $702,604. As a result of this sale, the Partnership recognized a $268,103 gain, of which approximately $26,810 was allocated to minority interest. At December 31, 2000 and 1999, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

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

     The Partnership recently began selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Other than the sale discussed in Note 8, management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will position the Partnership to realize its investment in its assets.

     One significant tenant at Paces Pavilion represented 100% of rental income of the property for the year ended December 31, 1996, of which approximately 25% was received from sublessees. This tenant vacated the property effective December 31, 1996 and the property is currently only 33% occupied. The Partnership is actively seeking replacement tenants for occupancy of the remainder of the space at Paces Pavilion; however, in the event that replacement tenants require significant tenant improvements and renovations to the space to be leased, it is anticipated that such amounts may be funded from cash of the Partnership which would otherwise have been distributed to the Limited Partners. In such event, cash distributions to Limited Partners holding Class A Units may be reduced or suspended pending funding of amounts required for any such tenant improvements or renovations. As of January 30, 2001, the Partnership has not been successful in re-leasing a substantial portion of Paces Pavilion.

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

     Distribution of Sales Proceeds

     Under the partnership agreement, the net proceeds from a sale or exchange of the Partnership's properties are currently required to be distributed among the partners in accordance with the positive balances in their tax capital accounts, after the allocation of taxable gain on the sale or exchange of such properties, as described below.

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

     Under the partnership agreement, gain on the sale or exchange of the Partnership's properties is currently allocated as follows: (a) first, to partners having negative capital accounts until all negative capital accounts have been restored to zero, (b) then, to the limited partners in proportion to and to the extent of the excess of (i) each limited partner's adjusted capital contribution, plus a cumulative 15% per annum return on his adjusted capital contribution (16% for investments made before December 31, 1984), less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner's capital account balance as of the sale date, (c) then, to the general partners in proportion to and to the extent of the excess of (i) each general partner's adjusted capital contribution, over (ii) such general partner's capital account balance as of the sale date, and (d) thereafter, 85% to the limited partners and 15% to the general partners.

     Real Estate Assets

     Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 2000.

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

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2000 and 1999, as follows:

                                                                                   2000            1999
                                                                               -----------      ----------
         Fund I and II Tucker                                                  $ 157,647       $  96,725

         Fund I, II, II-OW, VI, and VII Associates--Cherokee                      50,301          49,037
                                                                              ----------       ---------
                                                                              $  207,948       $ 145,762
                                                                              ==========       =========

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

     The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, for the years ended December 31, 2000, 1999, and 1998 of $236,326, $200,249, and $227,230,
     respectively. Wells Management has elected to defer the receipt of its portion of the management and leasing fees from the Partnership and with respect to the Partnership's interest in properties owned through joint ventures. As of December 31, 2000 and 1999, this deferral totaled $1,749,943 and $1,686,651, respectively, and is included in due to affiliate in the accompanying balance sheets.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                       2000                        1999
                                                --------------------        ---------------------
                                                Amount       Percent        Amount        Percent
                                                ------       -------        ------        -------
     Fund I and II Tucker                    $ 4,337,149          55%     $ 4,581,940          55%
     Fund I, II, II-OW, VI, and VII
       Associates--Cherokee                    1,498,120          24        1,618,133          24
                                             -----------                  -----------
                                             $ 5,835,269                  $ 6,200,073
                                             ===========                  ===========

The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                          2000          1999
                                                       ----------    ----------

     Investment in joint ventures, beginning of year   $6,200,073    $6,500,083
     Equity in income of joint ventures                   244,264       204,535
     Distributions from joint ventures                   (609,068)     (504,545)
                                                       ----------    ----------
     Investment in joint ventures, end of year         $5,835,269    $6,200,073
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

Following are the financial statements for Fund I and II Tucker:

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999


                                    Assets
                                                                       2000          1999
                                                                    ----------    ----------
Real estate assets, at cost:
    Land                                                            $3,260,887    $3,260,887
    Building and improvements, less accumulated depreciation of
       $3,896,844 in 2000 and $3,405,038 in 1999                     5,459,417     5,835,882
    Construction in progress                                                 0             0
                                                                    ----------    ----------
         Total real estate assets                                    8,720,304     9,096,769
Cash and cash equivalents                                              117,239       123,617
Accounts receivable                                                    222,778       125,772
Prepaid expenses and other assets                                      110,525       115,865
                                                                    ----------    ----------
         Total assets                                               $9,170,846    $9,462,023
                                                                    ==========    ==========
                     Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                            $   69,099    $   67,797
   Partnership distributions payable                                   236,990       165,750
   Due to affiliates                                                   632,762       588,344
                                                                    ----------    ----------
         Total liabilities                                             938,851       821,891
                                                                    ----------    ----------
Partners' capital:
   Wells Real Estate Fund I                                          4,337,149     4,581,940
   Fund II and II-OW                                                 3,894,846     4,058,192
                                                                    ----------    ----------
         Total partners' capital                                     8,231,995     8,640,132
                                                                    ----------    ----------
         Total liabilities and partners' capital                    $9,170,846    $9,462,023
                                                                    ==========    ==========

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998


                                                        2000             1999             1998
                                                     ----------       ----------       ----------
Revenues:
  Rental income                                      $1,390,599       $1,373,213       $1,242,332
  Interest income                                           601              447                0
                                                     ----------       ----------       ----------
                                                      1,391,200        1,373,660        1,242,332
                                                     ----------       ----------       ----------
Expenses:
  Operating costs, net of reimbursements                434,738          464,001          515,791
  Depreciation                                          491,806          491,386          440,099
  Management and leasing fees                           121,946          158,269          164,378
  Partnership administration                             37,480           29,109           32,420
  Legal and accounting                                    6,824            5,739           12,093
  Gain on real estate assets                                  0                0          (27,319)
  Bad debt expense                                       27,097                0                0
                                                     ----------       ----------       ----------
                                                      1,119,891        1,148,504        1,137,462
                                                     ----------       ----------       ----------
Net income                                           $  271,309       $  225,156       $  104,870
                                                     ==========       ==========       ==========

Net income allocated to Wells Real Estate Fund I     $  149,464       $  124,039       $   57,773
                                                     ==========       ==========       ==========

Net income allocated to Fund II and II-OW            $  121,845       $  101,117       $   47,097
                                                     ==========       ==========       ==========

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                    Wells Real         Fund II         Total
                                      Estate             and         Partners'
                                      Fund I            II-OW         Capital
                                    ----------        ----------     ----------
Balance, December 31, 1997          $4,969,956        $4,280,651     $9,250,607
  Net income                            57,773            47,097        104,870
  Partnership distributions           (269,138)         (170,937)      (440,075)
                                    ----------        ----------     ----------
Balance, December 31, 1998           4,758,591         4,156,811      8,915,402
  Net income                           124,039           101,117        225,156
  Partnership distributions           (300,690)         (199,736)      (500,426)
                                    ----------        ----------     ----------
Balance, December 31, 1999           4,581,940         4,058,192      8,640,132
  Net income                           149,464           121,845        271,309
  Partnership distributions           (394,255)         (285,191)      (679,446)
                                    ----------        ----------     ----------
Balance, December 31, 2000          $4,337,149        $3,894,846     $8,231,995
                                    ==========        ==========     ==========

                             Funds I and II Tucker
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                             2000         1999        1998
                                                             ----         ----        ----
Cash flows from operating activities:
  Net income                                               $ 271,309    $ 225,156   $ 104,870
                                                           ---------    ---------   ---------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                          491,806      491,386     440,099
       Gain on real estate assets                                  0            0     (27,319)
       Changes in assets and liabilities:
          Accounts receivable                                (97,006)     (29,410)    (16,647)
          Prepaid expenses and other assets                    5,340        6,316     (17,585)
          Accounts payable and accrued expenses                1,302        2,833      (9,054)
          Due to affiliates                                   44,418       39,712      67,404
                                                           ---------    ---------   ---------
             Total adjustments                               445,860      510,837     436,898
                                                           ---------    ---------   ---------
             Net cash provided by operating activities       717,169      735,993     541,768
                                                           ---------    ---------   ---------
Cash flows from investing activities:
  Investment in real estate                                 (115,341)    (260,522)   (142,814)
  Insurance proceeds                                               0            0      27,319
                                                           ---------    ---------   ---------
             Net cash used in investing activities          (115,341)    (260,522)   (115,495)
                                                           ---------    ---------   ---------
Cash flows from financing activities:
  Distributions to joint venture partners                   (608,206)    (401,234)   (389,577)
                                                           ---------    ---------   ---------
Net (decrease) increase in cash and cash equivalents          (6,378)      74,237      36,696
Cash and cash equivalents, beginning of year                 123,617       49,380      12,684
                                                           ---------    ---------   ---------
Cash and cash equivalents, end of year                     $ 117,239    $ 123,617   $  49,380
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

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                 Balance Sheets
                          December 31, 20008 and 1999


                                             Assets
                                                                                          2000             1999
                                                                                       ----------       ----------
Real estate assets, at cost:
   Land                                                                                  $1,219,704       $1,219,704
   Building and improvements, less accumulated depreciation of
    $3,606,079 in 2000 and $3,163,829 in 1999                                             5,624,924        6,067,174
                                                                                         ----------       ----------
        Total real estate assets                                                          6,844,628        7,286,878
Cash and cash equivalents                                                                   214,940          206,540
Accounts receivable                                                                          31,356           27,703
Prepaid expenses and other assets                                                           100,866           89,846
                                                                                         ----------       ----------
       Total assets                                                                      $7,191,790       $7,610,967
                                                                                         ==========       ==========

                                Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                                                 $   23,716       $   16,295
   Refundable security deposits                                                              23,839           18,562
   Partnership distributions payable                                                        197,191          192,184
   Due to affiliates                                                                        137,334          122,272
                                                                                         ----------       ----------
        Total liabilities                                                                   382,080          349,313
                                                                                         ----------       ----------
Partners' capital:
   Wells Real Estate Fund I                                                               1,498,120        1,618,133
   Fund II and II-OW                                                                      3,814,737        4,053,105
   Wells Real Estate Fund VI                                                                749,777          796,558
   Wells Real Estate Fund VII                                                               747,076          793,858
                                                                                         ----------       ----------
        Total partners' capital                                                           6,809,710        7,261,654
                                                                                         ----------       ----------
        Total liabilities and partners' capital                                          $7,191,790       $7,610,967
                                                                                         ==========       ==========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                  2000            1999            1998
                                                                                --------        --------        --------
Revenues:
   Rental income                                                                $965,305        $945,222        $909,831
   Interest income                                                                    78              68              84
                                                                                --------        --------        --------
                                                                                 965,383         945,290         909,915
                                                                                --------        --------        --------
Expenses:
   Depreciation                                                                  442,250         447,969         444,660
   Operating costs, net of reimbursements                                         24,557          37,583          35,715
   Partnership administration                                                     23,352          24,882          22,934
   Management and leasing fees                                                    74,422          94,149          82,517
   Legal and accounting                                                            6,180           5,624           7,363
   Bad debt expense                                                                    0               0          18,664
                                                                                --------        --------        --------
                                                                                 570,761         610,207         611,853
                                                                                --------        --------        --------
Net income                                                                      $394,622        $335,083        $298,062
                                                                                ========        ========        ========

Net income allocated to Wells Real Estate Fund I                                $ 94,800        $ 80,496        $ 71,604
                                                                                ========        ========        ========

Net income allocated to Fund II and II-OW                                       $215,310        $182,825        $162,626
                                                                                ========        ========        ========

Net income allocated to Wells Real Estate Fund VI                               $ 42,256        $ 35,881        $ 31,916
                                                                                ========        ========        ========

Net income allocated to Wells Real Estate Fund VII                              $ 42,256        $ 35,881        $ 31,916
                                                                                ========        ========        ========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                             Wells Real     Fund II    Wells Real   Wells Real      Total
                                               Estate         and        Estate       Estate      Partners'
                                               Fund I        II-OW       Fund VI     Fund VII      Capital
                                             ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997                   $1,863,173   $4,536,781     $891,482     $888,782   $8,180,218
   Net income                                    71,604      162,626       31,916       31,916      298,062
   Partnership distributions                   (193,285)    (403,744)     (79,238)     (79,238)    (755,505)
                                             ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1998                    1,741,492    4,295,663      844,160      841,460    7,722,775
   Net income                                    80,496      182,825       35,881       35,881      335,083
   Partnership distributions                   (203,855)    (425,383)     (83,483)     (83,483)    (796,204)
                                             ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1999                    1,618,133    4,053,105      796,558      793,858    7,261,654
   Net income                                    94,800      215,310       42,256       42,256      394,622
   Partnership distributions                   (214,813)    (453,678)     (89,037)     (89,038)    (846,566)
                                             ----------   ----------   ----------   ----------   ----------
Balance, December 31, 2000                   $1,498,120   $3,814,737     $749,777     $747,076   $6,809,710
                                             ==========   ==========   ==========   ==========   ==========

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                 2000            1999            1998
                                                                               --------        ---------       ---------
Cash flows from operating activities:
   Net income                                                                  $ 394,622       $ 335,083       $ 298,062
                                                                               ---------       ---------       ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                             442,250         447,969         444,660
        Changes in assets and liabilities:
            Accounts receivable                                                   (3,653)          7,814          56,999
            Prepaid expenses and other assets                                    (11,020)          1,133           8,890
            Accounts payable, accrued expenses, and refundable
               security deposits                                                  12,694         (72,272)         70,278
            Due to affiliates                                                     15,062          13,005          15,327
                                                                               ---------       ---------       ---------
               Total adjustments                                                 455,333         397,649         596,154
                                                                               ---------       ---------       ---------
               Net cash provided by operating activities                         849,955         732,732         894,216
                                                                               ---------       ---------       ---------
Cash flows from investing activities:
   Investment in real estate                                                           0         (14,148)         (5,771)
                                                                               ---------       ---------       ---------
Cash flows from financing activities:
   Distributions to joint venture partners                                      (841,555)       (734,858)       (818,790)
                                                                               ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                               8,400         (16,274)         69,655
Cash and cash equivalents, beginning of year                                     206,540         222,814         153,159
                                                                               ---------       ---------       ---------
Cash and cash equivalents, end of year                                         $ 214,940       $ 206,540       $ 222,814
                                                                               =========       =========       =========

4.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

    The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:


                                                                              2000             1999             1998
                                                                           ---------        ---------        ---------
Financial statement net loss                                                 $208,078        $(101,904)       $(337,675)
Decrease in net loss resulting from:
  Depreciation expense for financial reporting purposes in excess of          693,726          720,603          705,472
     amounts for income tax purposes
  Expenses deductible when paid for income tax purposes, accrued for           91,782           87,478          146,242
     financial reporting purposes
  Rental income recognized for income tax purposes in excess of                   258           59,574           33,416
     amounts for financial reporting purposes
  Meals and entertainment                                                         990              590            1,577
  Other                                                                       (56,999)               0           21,031
                                                                            ---------        ---------        ---------
Income tax basis net income                                                  $937,835        $ 766,341        $ 570,063
                                                                            =========        =========        =========

The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:

                                                                       2000                1999                1998
                                                                   -----------         -----------         -----------
Financial statement partners' capital                              $19,298,610         $20,487,171         $21,233,579
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
     in excess of amounts for income tax purposes                    3,573,180           2,879,454           2,158,851
   Joint venture change in ownership                                    14,293              14,293              14,293
   Accumulated rental income accrued for financial
     reporting purposes in excess of amounts for income tax
     purposes                                                          (93,991)            (94,249)           (153,823)
   Accumulated expenses deductible when paid for income
     tax purposes, accrued for financial reporting purposes          2,425,283           2,333,501           2,246,023
   Accumulated expenses capitalized for income tax
     purposes and expensed for financial reporting
     purposes, net of accumulated amortization                          (2,086)             (2,086)             (2,086)
   Partnership distributions payable                                   350,578             299,399              15,402
   Other, net                                                          (46,502)              9,507               8,917
                                                                   -----------         -----------         -----------
Income tax basis partners' capital                                 $25,519,365         $25,926,990         $25,521,156
                                                                   ===========         ===========         ===========

5.  RENTAL INCOME

    The future minimum rental income due from the Partnership's direct investments in real estate assets or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

        Year ending December 31:
               2001                                            $1,342,847
               2002                                             1,071,493
               2003                                               733,835
               2004                                               434,583
               2005                                               322,389
            Thereafter                                          1,128,727
                                                              -----------
                                                               $5,033,874
                                                              ===========


    One tenant contributed approximately 17% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 29% and 12% of future minimum rental income.

    The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 2000 is as follows:

        Year ending December 31:
               2001                                            $1,105,038
               2002                                               842,503
               2003                                               463,520
               2004                                               206,361
               2005                                               122,848
            Thereafter                                            344,503
                                                              -----------
                                                               $3,084,773
                                                              ===========

    One tenant contributed 10% of rental income for the year ended December 31, 2000 and will contribute approximately 19% of future minimum rental income.

    The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 2000 is as follows:

        Year ending December 31:
               2001                                            $  951,376
               2002                                               908,795
               2003                                               819,757
               2004                                               689,164
               2005                                               653,219
            Thereafter                                          3,159,986
                                                              -----------
                                                               $7,182,297
                                                              ===========

    One tenant contributed approximately 61% of rental income for the year ended December 31, 2000 and will contribute approximately 84% of future minimum rental income.

6.  QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                                2000 Quarters Ended
                                                         ------------------------------------------------------------------
                                                          March 31         June 30         September 30        December 31
                                                         ----------      ----------       -------------       -------------
    Revenues                                              $482,424        $479,425             $721,446           $493,536
    Net income (loss)                                        3,134         (50,432)             238,189             17,187
    Net income allocated to Class A limited
     partners                                                3,134         (50,432)             238,189             17,187
    Net income (loss) per Class A limited partner
     unit outstanding (a)                                 $   0.03        $  (0.51)            $   2.41           $   0.17
    Cash distribution per Class A limited partner
     unit outstanding                                         3.12            3.52                 3.75               3.76

         (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from rounding differences between quarters.


                                                                                2000 Quarters Ended
                                                         ------------------------------------------------------------------
                                                          March 31        June 30         September 30        December 31
                                                         ----------      ----------       -------------       -------------
    Revenues                                              $445,258         $442,104            $403,109           $ 420,270
    Net income (loss)                                      (68,435)         115,140             (46,499)           (102,110)
    Net income allocated to Class A limited
     partners                                              (68,435)         115,140             (46,499)           (102,110)
    Net income per Class A limited partner unit
     outstanding                                          $  (0.69)        $   1.17            $  (0.47)          $   (1.04)
    Cash distribution per Class A limited partner
     unit outstanding                                         0.00             0.00                3.25                3.28

7.  COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

8.  SUBSEQUENT EVENT

    On January 11, 2001, the Partnership sold the Crowe's Crossing Property. As a result of this sale, the Partnership received net proceeds of approximately $6,400,000, and will recognize a gain of approximately $1,100,000 during the first quarter of 2001.

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000




                                                                            Initial Cost                 Costs of
                                                                  --------------------------------
                                                                                   Buildings and       Capitalized
          Description             Ownership       Encumbrances           Land       Improvements       Improvements
-----------------------------   -------------   ----------------  ----------------  --------------   -----------------
PACES PAVILION (a)                    100%            None            $  515,078       $ 3,158,662       $ 1,935,615

BLACK OAK PLAZA (b)                   100             None               727,500         4,151,849         1,037,573

CROWE'S CROSSING (c)                  100             None             1,317,220         7,617,905           294,571

PEACHTREE PLACE (d)                    90             None               187,087                 0         1,097,878

CHEROKEE COMMONS (e)                   24             None             1,142,663         6,462,837         2,845,207

HERITAGE PLACE AT TUCKER (f)           55             None             2,756,378                 0         9,860,769
                                                                  ----------------  --------------   -----------------
          Total                                                       $6,645,926       $21,391,253       $17,071,613
                                                                  ================  ==============   =================

                                     Gross Amounts at Which Carried at December 31, 2000
                               ----------------------------------------------------------------
                                              Buildings and      Construction
        Description                 Land       Improvements      in Progress         Total
--------------------------     ------------  ----------------  ----------------  --------------
PACES PAVILION (a)              $  501,049      $ 5,108,306         $     0        $ 5,609,355

BLACK OAK PLAZA (b)                737,770        5,173,152           6,000          5,916,922

CROWE'S CROSSING (c)             1,335,936        7,873,950          19,810          9,229,696

PEACHTREE PLACE (d)                201,789        1,083,176               0          1,284,965

CHEROKEE COMMONS (e)             1,219,704        9,231,003               0         10,450,707

HERITAGE PLACE AT TUCKER (f)     3,260,887        9,352,510           3,750         12,617,147
                               ------------  ----------------  ----------------  --------------
          Total                 $7,257,135      $37,822,097         $29,560        $45,108,792
                               ============  ================  ================= ==============

                                                                                Life on Which
                              Accumulated        Date of          Date          Depreciation
         Description          Depreciation      Construction     Acquired       Is Computed (g)
------------------------     ---------------   --------------  ------------  -------------------
PACES PAVILION (a)             $ 2,455,327         1986          12/27/85      20 to 25 years

BLACK OAK PLAZA (b)              2,286,316         1986          12/31/86      20 to 25 years

CROWE'S CROSSING (c)             3,857,123         1986          12/31/86      20 to 25 years

PEACHTREE PLACE (d)                571,859         1986          04/09/85      20 to 25 years

CHEROKEE COMMONS (e)             3,606,079         1986          06/09/87      20 to 25 years

HERITAGE PLACE AT TUCKER (f)     3,896,843         1987          09/04/86      20 to 25 years
                              --------------
          Total                $16,673,547
                              ==============


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

                    WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000



                                                               Accumulated
                                                    Cost       Depreciation
                                               ------------- ---------------

BALANCE AT DECEMBER 31, 1996                    $44,661,340    $ 9,283,955

1997 additions                                      599,975      1,867,429
1997 deductions                                    (202,450)       (50,478)
                                               ------------- ---------------
BALANCE AT DECEMBER 31, 1997                     45,058,865     11,100,906

1998 additions                                      200,645      1,910,512
                                               ------------- ---------------
BALANCE AT DECEMBER 31, 1998                     45,259,510     13,011,418

1999 additions                                      299,203      1,958,893
                                               ------------- ---------------
BALANCE AT DECEMBER 31, 1999                     45,558,713     14,970,311

2000 additions                                      275,964      1,968,721
2000 deductions                                    (725,885)      (265,485)
                                               ------------- ---------------
BALANCE AT DECEMBER 31, 2000                    $45,108,792    $16,673,547
                                               ============= ===============

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

Sequential
Exhibit No.    Description of Document
-----------    -----------------------

*4 Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Registration Statement of Wells Real Estate Fund I, Exhibit B to the Prospectus, File No. 2-91165)

*10(a) Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(b) Leasing and Tenant Coordination Agreement Between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(c) Purchase Agreement for the acquisition of the Howell Mill Road Property dated December 27, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(d) Leases between Registrant and Hospital Corporation of America (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(e) Joint Venture Agreement of Wells-Baker Associates dated April 1, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(f) Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(g) Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(h) Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(i) Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(j) Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10(k) Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(l) Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(m) First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(n) Custodial Agency Agreement between Wells Real Estate Fund I and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

 10(o) Purchase and Sale Agreement for the sale of the Crowe's Crossing Shopping Center dated November 28, 2000 (filed herewith)