Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND I
filed 2001-05-11
CIK 746259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                March 31, 2001                  or
                               ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission file number                             0-14463
                       ---------------------------------------------------------


                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                          Georgia                                                           58-1565512
--------------------------------------------------------------      --------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification Number)

       6200 The Corners Pkwy., Norcross, Georgia                                              30092
--------------------------------------------------------------      --------------------------------------------------------------
        (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code                                        (770) 449-7800
                                                                    --------------------------------------------------------------

__________________________________________________________________________________________________________________________________
                        (Former name, former address, and former fiscal year, if changed since last report)

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

     Yes   X                   No
         -----                    -----

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)



                                     INDEX

                                                                                                       Page No.
                                                                                                     -----------
PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets--March 31, 2001 and December 31, 2000                                3

          Consolidated Statements of Operations for the Three Months Ended
              March 31, 2001 and 2000                                                                      4

          Consolidated Statements of Partners' Capital for the Three Months Ended
              March 31, 2001 and the Year Ended December 31, 2000                                          5

          Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2001 and 2000                                                                      6

          Condensed Notes to Consolidated Financial Statements                                             7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                       8

PART II.  OTHER INFORMATION                                                                               17

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)



                          CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,       December 31,
                                                                                        2001              2000
                                                                                   -------------      ------------
ASSETS:
    Real estate, at cost:
       Land                                                                        $   1,440,608     $   2,776,544
       Building and improvements, less accumulated depreciation
           of $ 5,384,529 in 2001 and $9,170,624 in 2000                               5,917,171        10,093,769
                                                                                   -------------     -------------
              Total real estate assets                                                 7,357,779        12,870,313

    Investment in joint ventures (Note 2)                                              5,793,997         5,835,269
    Cash and cash equivalents                                                          8,706,627         2,268,774
    Due from affiliates                                                                  166,579           207,948
    Deferred lease acquisition costs                                                      83,185           159,239
    Accounts receivable                                                                  182,721           306,881
    Prepaid expenses and other assets                                                    127,415            84,226
                                                                                   -------------     -------------
              Total assets                                                         $  22,418,303     $  21,732,650
                                                                                   =============     =============
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                            $      66,090     $     130,725
       Due to affiliates                                                               1,767,363         1,771,609
       Refundable security deposits                                                       60,127           106,609
       Partnership distribution payable                                                  264,878           374,875
       Minority interest                                                                  49,095            50,222
                                                                                   -------------     -------------
              Total liabilities                                                        2,207,553         2,434,040
                                                                                   -------------     -------------
    Partners' capital:
       Limited partners:
           Class A--98,716 units outstanding                                          19,659,732        19,184,478
           Class B--42,568 units outstanding                                             551,018           114,132
                                                                                   -------------     -------------
              Total partners' capital                                                 20,210,750        19,298,610
                                                                                   -------------     -------------
              Total liabilities and partners' capital                              $  22,418,303     $  21,732,650
                                                                                   =============     =============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)



                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                                      ----------------------------
                                                                                        March 31,       March 31,
                                                                                          2001             2000
                                                                                      ------------     -----------
REVENUES:
    Rental income                                                                      $   228,753      $  393,795
    Interest income                                                                        102,032          22,710
    Equity in income of joint ventures (Note 2)                                             75,307          65,919
    Gain on sale of real estate                                                          1,161,788               0
                                                                                       -----------      ----------
                                                                                         1,567,880         482,424
                                                                                       -----------      ----------

EXPENSES:
    Depreciation                                                                           162,213         255,429
    Operating costs--rental properties, net of tenant reimbursements                       163,063         153,751
    Legal and accounting                                                                    14,660          12,336
    Management and leasing fees                                                             22,853          39,498
    Partnership administration                                                              19,203          12,096
    Lease acquisition costs                                                                  6,394           3,818
    Computer expenses                                                                        1,200           1,868
                                                                                       -----------      ----------
                                                                                           389,586         478,796
                                                                                       -----------      ----------

NET INCOME BEFORE MINORITY INTEREST                                                      1,178,294           3,628
MINORITY INTEREST                                                                           (3,968)           (494)
                                                                                       -----------      ----------
NET INCOME                                                                               1,174,326           3,134
                                                                                       ===========      ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                       $   737,440      $    3,134
                                                                                       ===========      ==========

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS                                       $   436,886      $        0
                                                                                       ===========      ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                                            $      7.47      $     0.03
                                                                                       ===========      ==========

NET INCOME PER CLASS B LIMITED PARTNER UNIT                                            $     10.26      $     0.00
                                                                                       ===========      ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                     $      2.66      $     3.12
                                                                                       ===========      ==========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)



                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                 AND FOR THE THREE MONTHS ENDED MARCH 31, 2001





                                                             Limited Partners
                                            -------------------------------------------------
                                                    Class A                    Class B                             Total
                                            -----------------------   -----------------------      General        Partners'
                                              Units       Amounts       Units       Amounts        Partners       Capital
                                            ---------   -----------   ---------   -----------    -----------    -----------
BALANCE, December 31, 1999                    98,716    $20,487,171     42,568     $       0      $        0    $20,487,171

    Net income                                     0         93,946          0       114,132               0        208,078
    Partnership distribution                       0     (1,396,639)         0             0               0     (1,396,639)
                                             -------    -----------   --------     ---------      ----------    -----------
BALANCE, December 31, 2000                    98,716     19,184,478     42,568       114,132               0     19,298,610

    Net income                                     0        737,440          0       436,886               0      1,174,326
    Partnership distributions                      0       (262,186)         0             0               0       (262,186)
                                             -------    -----------   --------     ---------      ----------    -----------
BALANCE, March 31, 2001                       98,716    $19,659,732     42,568     $ 551,018      $        0    $20,210,750
                                             =======    ===========   ========     =========      ==========    ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                   ------------------------------
                                                                                     March 31,        March 31,
                                                                                       2001             2000
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $   1,174,326    $       3,134
                                                                                   -------------    -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in income of joint ventures                                            (75,307)         (65,919)
           Depreciation                                                                  162,213          255,429
           Bad debt expense                                                               95,742                0
           Gain on sale of real estate assets                                         (1,161,788)               0
           Changes in assets and liabilities:
              Accounts receivable                                                         24,349           (8,536)
              Deferred lease acquisition costs                                             6,393            4,429
              Prepaids and other assets                                                  (43,189)          (6,579)
              Accounts payable and refundable security deposits                         (111,117)          53,352
              Due to affiliates                                                           (4,246)             235
              Minority interest                                                            3,968              494
                                                                                   -------------    -------------
                 Total adjustments                                                    (1,102,982)         232,905
                                                                                   -------------    -------------
                 Net cash provided by operating activities                                71,344          236,039
                                                                                   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                           157,949          165,820
    Proceeds from sale of real estate                                                  6,592,202                0
    Investment in real estate                                                             (6,364)         (15,695)
                                                                                   -------------    -------------
                 Net cash provided by investing activities                             6,743,787          150,125
                                                                                   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Minority interest distributions                                                       (5,095)               0
    Partnership distributions paid                                                      (372,183)        (324,143)
                                                                                   -------------    -------------
                 Net cash used in financing activities                                  (377,278)        (324,143)
                                                                                   -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              6,437,853           62,021

CASH AND CASH EQUIVALENTS, beginning of year                                           2,268,774        1,670,343
                                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                           $   8,706,627    $   1,732,364
                                                                                   =============    =============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND I

                    (A Georgia Public Limited Partnership)


             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, L.P., a Georgia corporation, serving as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes.

     On September 6, 1984, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 5, 1986, and received gross proceeds of $35,321,000 representing subscriptions from 4,895 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

     The Partnership owns interests in the following joint ventures with other Wells Real Estate Funds: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, Inc. ("Wells-Baker"), (ii) Fund I-Fund II Tucker, a joint venture between the Partnership and Wells Real Estate Fund II, L.P. (the "Fund I - Fund II Joint Venture") and (iii) Fund I, II, II-OW, VI, and VII, a joint venture between the Partnership and Wells Real Estate Fund II, L.P., Wells Real Estate Fund II-OW, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L. P. (the "Fund I-II-II-OW-VI-VII Joint Venture").

     As of March 31, 2001, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned by the Partnership, (ii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership, (iii) The Peachtree Place Property, a commercial office building located in Atlanta, Georgia, owned by Wells-Baker, (iv) Heritage Place at Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by Fund I-Fund II Tucker, and (v) The Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     The Crowe's Crossing Property was sold January 11, 2001 for the gross sales price of $6,785,000. and net proceeds of approximately $6,569,000. The Partnership recorded an estimated gain of approximately $1,139,000 from this sale, which may be adjusted as additional information becomes available in subsequent periods.

     (b) Basis of Presentation

     The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at March 31, 2001 and December 31, 2000. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells & Associates, Inc., an affiliate of the General Partners, in Wells-Baker. At March 31, 2001 and 2000, Wells & Associates, Inc.'s interest in Wells-Baker was approximately 10%.

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

     Wells-Baker sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000 for net proceeds of $702,604. As a result of this sale, the Partnership recognized an estimated $268,103 gain, of which $26,810 was allocated to minority interest.

2.   Investment in Joint Ventures

     The Partnership owned interests in two properties as of March 31, 2001, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint ventures is recorded using the equity method. The Wells-Baker joint venture is consolidated with the financial statements of the Partnership since the Partnership's ownership is 89.95%

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     Total revenues of the Partnership increased to $1,567,880 for the three months ended March 31, 2001, as compared to $482,424 for the three months ended March 31, 2000, primarily due to recognizing the gain on the sale of the Crowe's Crossing Property and additional interest income, as a result of investing the proceeds from this sale. In addition, revenue from rental income decreased due to the sale of one building at Peachtree Place, which occurred August 31, 2000.

     Expenses of the Partnership were $389,586 for the period ended March 31, 2001, as compared to $478,796 for the three months ended March 31, 2000. The decrease in expenses in the first quarter of 2001 was primarily due to a decrease in the operating costs of the Partnership's properties and depreciation as a result of the sale of the Crowe's Crossing Property and the Wells-Baker Property in January 2001 and August 2000, respectfully.
     As a result, net income, excluding the gain on sale of property, was $12,538 for the three months ended March 31, 2001, as compared to $3,134 for the same period of 2000.

     Net cash provided by operating activities decreased from $236,039 for the three months ended March 31, 2000 to $71,344 for the three months ended March 31, 2001, primarily due to the decrease in expenses primarily resulting from the sale of the Crowe's Crossing Property. Distributions from joint ventures decreased from $165,820 for the three months ended March 31, 2000 to $157,949 for the same period in 2001. Cash and cash equivalents increased from $2,268,774 at December 31, 2000, to $8,706,627 at March 31, 2001, largely due to proceeds from the sale of the Crowe's Crossing Property in 2001.

     The Partnership made cash distributions of $2.66 per unit to the Limited Partners holding Class A Units for the three months ended March 31, 2001, as compared to distributions of $3.12 per Class A Unit for the three months ended March 31, 2000. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the three months ended March 31, 2001 and 2000. The Partnership's distributions payable for the first quarter of 2001 were paid from net cash from operations and from distributions received from its investments in joint ventures.

     The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

     The Partnership reserved all operating cash flows generated during the first and second quarters of 1999 and all of 1998 which would otherwise be available for distribution to Limited Partners to fund the proposed reconfiguration of the interior of the Paces Pavilion Building. The lease with Hospital Corporation of America ("HCA") expired December 31, 1996, and as of March 31, 2001, the building is only 30% leased. Management has hired an outside firm to assist in its leasing efforts and hopes to enter into leases in the near future. It is anticipated that the cost to refit the interior of the building will be approximately $1.2 million.

     The Partnership has recently made the decision to begin selling its properties. At this time, three properties are being actively marketed for sale. The Partnership's goal is to have all of its properties sold by the end of 2002. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets. The net proceeds from the sales of the Crowe's Crossing Property and one building owned by Wells-Baker will be distributed to the Limited Partners pending final results of the outstanding proxy solicitation described in Item 4 hereof.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interests in the following properties:

                Paces Pavilion/Howell Mill Road Property-Fund I

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                      March 31,        March 31,
                                                                        2001             2000
                                                                    -------------     ------------
Revenues:
   Rental income                                                    $    48,673       $   27,158
                                                                    -------------     ------------
Expenses:
   Depreciation                                                          68,295           64,161
   Management and leasing expenses                                        6,462            1,650
   Other operating expenses                                              82,560           56,941
                                                                    -------------     ------------
                                                                        157,317          122,752
                                                                    -------------     ------------
Net loss                                                            $  (108,644)      $  (95,594)

Occupied percentage                                                        30.0%            16.2%
                                                                    =============     ============

Partnership's ownership percentage                                          100%             100%
                                                                    =============     ============

Cash generated to the Partnership                                   $         0       $        0
                                                                    =============     ============

Net loss generated to the Partnership                               $  (108,644)      $  (95,594)
                                                                    =============     ============

Rental income and management and leasing fees increased significantly for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to increased occupancy at the property.

Operating expenses increased significantly for the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to increases in occupancy and association dues and legal fees.

Currently, there are three tenants occupying 30% of the premises. Management is actively seeking tenants for the remaining space.

                       Crowe's Crossing Property-Fund I

                                                                             Three Months Ended
                                                                       -----------------------------
                                                                        March 31,        March 31,
                                                                           2001             2000
                                                                       ------------     ------------
Revenues:
   Rental income                                                        $   30,788         $189,961
   Interest income                                                             307                0
   Gain on sale of real estate assets                                    1,138,601                0
                                                                       ------------     ------------
                                                                         1,169,696          189,961
                                                                       ------------     ------------
Expenses:
   Depreciation                                                             15,889          104,441
   Management and leasing expenses                                          10,321           20,480
   Other operating expenses                                                 91,693           47,451
                                                                       ------------     ------------
                                                                           117,903          172,372
                                                                       ------------     ------------
Net income                                                              $1,051,793         $ 17,589
                                                                       ============     ============

Occupied percentage                                                             96%              96%
                                                                       ============     ============

Partnership's ownership percentage                                             100%             100%
                                                                       ============     ============

Cash generated to the Partnership                                       $        0         $137,154
                                                                       ============     ============

Net income generated to the Partnership                                 $1,025,894         $ 17,589
                                                                       ============     ============

Crowe's Crossing was sold January 11, 2001 for the gross sales price of $6,785,000. The net proceeds to the Partnership were $6,569,000. Rental income, depreciation expense and management fees decreased for the three months ended March 31, 2001 as compared to the same period in 2000 due to the sale.

Other operating expenses increased in 2001, as compared to 2000, due to an increase in legal fees related to the sale of the property, establishing a reserve for doubtful accounts receivable of $83,342, offset by decreased common area maintenance expenses due to the sale.

                        Black Oak Plaza Property-Fund I

                                                                                     Three Months Ended
                                                                              -------------------------------
                                                                                March 31,        March 31,
                                                                                   2001            2000
                                                                              --------------  ---------------
Revenues:
   Rental income                                                                $111,366         $109,410
   Interest income                                                                   355              229
                                                                              --------------  ---------------
                                                                                 111,721          109,639
                                                                              --------------  ---------------
Expenses:
   Depreciation                                                                   65,526           66,694
   Management and leasing expenses                                                13,390           11,921
   Other operating expenses, net of reimbursements                                22,585           15,455
                                                                              --------------  ---------------
                                                                                 101,501           94,070
                                                                              --------------  ---------------
Net income                                                                      $ 10,220         $ 15,569
                                                                              --------------  ---------------

Occupied percentage                                                                   70%              70%
                                                                              ==============  ===============

Partnership's ownership percentage                                                   100%             100%
                                                                              ==============  ===============

Cash generated to the Partnership                                               $ 82,757         $ 55,829
                                                                              ==============  ===============

Net income generated to the Partnership                                         $ 10,220         $ 15,569
                                                                              ==============  ===============

Net operating expenses increased for the three months ended March 31, 2001, as compared to the same period in 2000, due to increased accounting fees, legal fees, and a reserve for doubtful accounts receivable established in 2001.

Cash distributions to the Partnership increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, as a result of additional lease acquisition fees and capital expenditures incurred in 2000.

                     Peachtree Place Property-Wells-Baker

                                                                               Three Months Ended
                                                                        -------------------------------
                                                                          March 31,        March 31,
                                                                             2001            2000
                                                                        --------------  ---------------
Revenues:
   Rental income                                                            $ 37,925        $ 64,743
   Interest income                                                               121               8
   Gain on sale of real estate assets                                         23,187               0
                                                                        --------------  ---------------
                                                                              61,233          64,751
                                                                        --------------  ---------------
Expenses:
   Depreciation                                                               12,504          20,133
   Management and leasing expenses                                              (926)          7,224
   Other operating expenses                                                   10,177          32,482
                                                                        --------------  ---------------
                                                                              21,755          59,839
                                                                        --------------  ---------------
Net income                                                                  $ 39,478        $  4,912
                                                                        ==============  ===============

Occupied percentage                                                               92%             92%
                                                                        ==============  ===============

Partnership's ownership percentage                                              89.6%           89.6%
                                                                        ==============  ===============

Cash generated to the Partnership                                           $ 45,601        $ 16,604
                                                                        ==============  ===============

Net income generated to the Partnership                                     $ 35,510        $  4,418
                                                                        ==============  ===============

Rental income, depreciation expense and management and leasing expenses decreased for the quarter ending March 31, 2001, as compared to the same period for 2000, due to the sale of one building in 2000. In August 2000, a gain of $268,103 on the sale of one of the buildings owned by Wells-Baker was recognized at closing, based on estimates, and has been adjusted by $23,187 as additional information became available during first quarter of 2001.

Operating expenses decreased from $32,482 in 2000 to $10,177 in 2001, due primarily to appraisal and legal fees incurred in connection with the sale in 2000. Cash distributions and net income increased in 2001, as compared to 2000, due primarily to the adjusted gain on sale of assets and the lower expenses.

            Heritage Place at Tucker Property/Fund I-Fund II Tucker

                                                                                      Three Months Ended
                                                                               -------------------------------
                                                                                 March 31,        March 31,
                                                                                    2001            2000
                                                                               --------------  ---------------
Revenues:
   Rental income                                                                    $337,369        $337,144
   Interest income                                                                       109             142
                                                                               --------------  ---------------
                                                                                     337,478         337,286
                                                                               --------------  ---------------
Expenses:
   Depreciation                                                                      117,190         122,336
   Management and leasing expenses                                                    34,787          28,578
   Other operating expenses, net of reimbursements                                   125,849         129,039
                                                                               --------------  ---------------
                                                                                     277,826         279,953
                                                                               --------------  ---------------
Net income                                                                          $ 59,652        $ 57,333
                                                                               ==============  ===============

Occupied percentage                                                                       86%             88%
                                                                               ==============  ===============

Partnership's ownership percentage                                                      55.1%           55.1%
                                                                               ==============  ===============

Cash distributions to the Partnership                                               $ 43,132        $ 53,290
                                                                               ==============  ===============

Net income allocated to the Partnership                                             $ 32,862        $ 31,590
                                                                               ==============  ===============

Rental income and net income remained stable. Depreciation expenses decreased in 2001, as compared to 2000, primarily due to assets reaching full depreciation in 2000. Management and leasing expenses increased in 2001, as compared to 2000, due to renewal fees.

Cash distributions decreased as a result of withholding operating cash flows in order to fund capital improvements for the replacement of the air conditioning system during the first quarter of 2001.

This property is currently being marketed for sale by The Dryman Team. The management team is considering separating the retail portion of this property from the office portion and creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                                     Three Months Ended
                                                                              -------------------------------
                                                                                March 31,        March 31,
                                                                                   2001            2000
                                                                              --------------  ---------------
Revenues:
   Rental income                                                                   $253,584        $242,861
   Interest income                                                                    3,424               7
                                                                              --------------  ---------------
                                                                                    257,008         242,868
                                                                              --------------  ---------------
Expenses:
   Depreciation                                                                     109,049         110,562
   Management and leasing expenses                                                   24,680          16,355
   Other operating expenses, net of reimbursements                                  (53,405)        (26,968)
                                                                              --------------  ---------------
                                                                                     80,324          99,949
                                                                              --------------  ---------------
Net income                                                                         $176,684        $142,919
                                                                              ==============  ===============

Occupied percentage                                                                      97%             97%
                                                                              ==============  ===============

Partnership's ownership percentage                                                       24%             24%
                                                                              ==============  ===============

Cash distributions to the Partnership                                              $ 73,447        $ 65,084
                                                                              ==============  ===============

Net income allocated to the Partnership                                            $ 42,445        $ 34,333
                                                                              ==============  ===============

Rental income increased for 2001, as compared to 2000, due to increased rental rates. Management and leasing expenses increased in 2001, as compared to 2000, due to increased leasing commissions incurred as new tenants were acquired during 2001.

Other operating expenses were negative for 2001 and 2000 due to adjustments for additional common area maintenance reimbursement estimates in 2001. Tenants are billed an estimated amount for the current year's common area maintenance reimbursements, which are reconciled in the following year, and the difference is billed or credited to the tenant.

The property is currently being actively marketed for sale to prospective investors throughout the country by CB Richard Ellis. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II. OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On approximately August 25, 2000, the Registrant mailed an Amended and Restated Consent Solicitation Statement (the "Consent Solicitation") to the Limited Partners of Wells Real Estate Fund I, which solicitation continued throughout the first quarter of 2001.

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

(d)   N/A.


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND I
                                   (Registrant)
Dated: May 11, 2001        By      /s/ Leo F. Wells, III
                                   --------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President
                                   and Chief Financial Officer
                                   of Wells Capital, Inc.