Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND I
filed 2001-08-10
CIK 746259

                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended               June 30, 2001             or
                                --------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                                --------------------      ----------------------


Commission file number                       0-14463
                         -------------------------------------------------------

                           WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                              58-1565512
-------------------------------    ---------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
 incorporation or organization)


6200 The Corners Parkway, Suite 250, Norcross, Georgia                30092
------------------------------------------------------             ----------
   (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


                -----------------------------------------------
                (Former name, former address, and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X     No
             ---        ---

                                   FORM 10-Q

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                  Page No.
PART I.    FINANCIAL INFORMATION
  Item 1.  Consolidated Balance Sheets--June 30, 2001 and December 31, 2000                           3

           Consolidated Statements of Income (Loss) for Three Months and Six Months Ended             4
             June 30, 2001 and 2000

           Statement of Partners' Capital for the Six Months Ended June 30, 2001 and the              5
             Year Ended December 31, 2000

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and           6
             2000

           Condensed Notes to Consolidated Financial Statements                                       7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results                    9
             of Operations

PART II.  OTHER INFORMATION                                                                          11

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS




                                                                             June 30,          December 31,
                                                                               2001                2000
                                                                           -----------        -------------
ASSETS:
 Real estate, at cost:
   Land                                                                    $ 1,440,608        $ 2,776,544
   Building and improvements, less accumulated depreciation of
    $5,531,394 as of June 30, 2001 and $9,170,624 as of
     December 31, 2000                                                       5,805,305         10,093,769
                                                                           -----------        -----------
       Total real estate assets                                              7,245,913         12,870,313
                                                                           -----------        -----------

 Investment in joint ventures (Note 2)                                       5,736,755          5,835,269
 Cash and cash equivalents                                                   8,703,878          2,268,774
 Due from affiliates                                                            77,651            207,948
 Deferred lease acquisition costs                                               83,870            159,239
 Accounts receivable                                                           155,985            306,881
 Prepaid expenses and other assets                                             119,548             84,226
                                                                           -----------        -----------
                                                                            14,877,687          8,862,337
                                                                           -----------        -----------
       Total assets                                                        $22,123,600        $21,732,650
                                                                           ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                                        $    61,755        $   130,725
   Due to affiliates                                                         1,779,396          1,771,609
   Refundable security deposits                                                 56,803            106,609
   Partnership distribution payable                                            193,379            374,875
   Minority interest                                                            47,478             50,222
                                                                           -----------        -----------
       Total liabilities                                                     2,138,811          2,434,040
                                                                           -----------        -----------
 Partners' capital:
   Limited partners:
     Class A--98,716 units outstanding                                      19,433,771         19,184,478
     Class B--42,568 units outstanding                                         551,018            114,132
                                                                           -----------        -----------
       Total partners' capital                                              19,984,789         19,298,610
                                                                           -----------        -----------
       Total liabilities and partners' capital                             $22,123,600        $21,732,650
                                                                           ===========        ===========



    See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                                 Three Months Ended                   Six Months Ended
                                                               -----------------------            -----------------------
                                                               June 30,       June 30,            June 30,       June 30,
                                                                 2001           2000                2001           2000
                                                               --------      ----------           --------       --------
REVENUES:
 Rental income                                                $181,293         $386,707           $  410,046    $  777,978
 Interest income                                                87,817           24,983              189,849        47,693
 Equity in income of joint ventures (Note 2)                    75,184           70,259              150,492       136,178
 Gain on sale of real estate                                         0                0            1,161,788             0
                                                              --------         --------           ----------    ----------
                                                               344,294          481,949            1,912,175       961,849
                                                              --------         --------           ----------    ----------
EXPENSES:
 Depreciation                                                  146,866          256,446              309,079       511,875
 Operating costs--rental properties, net of tenant
  reimbursements                                                97,054          183,583              260,120       334,467
 Legal and accounting                                           10,935           17,143               25,595        29,479
 Management and leasing fees                                    13,837           31,519               36,689        61,897
 Partnership administration                                     34,447           27,607               53,650        40,048
 Lease acquisition costs                                         9,322           12,938               15,716        25,876
 Computer expenses                                              10,231            3,026               11,431         4,893
                                                              --------         --------           ----------    ----------
                                                               322,692          532,262              712,280     1,008,535
                                                              --------         --------           ----------    ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                          21,602          (50,313)           1,199,895       (46,686)
MINORITY INTEREST                                                 (730)            (119)              (4,697)         (612)
                                                              --------         --------           ----------    ----------
NET INCOME (LOSS)                                             $ 20,872         $(50,432)          $1,195,198    $  (47,298)
                                                              ========         ========           ==========    ==========
NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED
 PARTNERS                                                     $ 20,872         $(50,432)          $  758,312    $  (47,298)
                                                              ========         ========           ==========    ==========
NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS              $      0         $      0           $  436,886    $        0
                                                              ========         ========           ==========    ==========
NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT            $    .21         $   (.51)          $     7.68    $     (.48)
                                                              ========         ========           ==========    ==========
NET INCOME PER CLASS B LIMITED PARTNER UNIT                   $      0         $      0           $    10.26    $        0
                                                              ========         ========           ==========    ==========
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT            $   2.50         $   3.52           $     5.16    $     6.65
                                                              ========         ========           ==========    ==========


           See accompanying condensed notes to financial statements

                           WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2001





                                                               Limited Partners
                                            --------------------------------------------------------
                                                   Class A                          Class B                  Total
                                            ----------------------------     -----------------------        Partners'
                                              Units            Amounts         Units        Amounts          Capital
                                            ----------      ------------     ----------    ---------       -------------
BALANCE, December 31, 1999                     98,716        $20,487,171        42,568      $      0        $20,487,171

 Net income                                         0             93,946             0       114,132            208,078
 Partnership distribution                           0         (1,396,639)            0             0         (1,396,639)
                                               ------        -----------        ------      --------        -----------
BALANCE, December 31, 2000                     98,716         19,184,478        42,568       114,132         19,298,610

 Net income                                         0            758,312             0       436,886          1,195,198
 Partnership distributions                          0           (509,019)            0             0           (509,019)
                                               ------        -----------        ------      --------        -----------
BALANCE, June 30, 2001                         98,716        $19,433,771        42,568      $551,018        $19,984,789
                                               ======        ===========        ======      ========        ===========




           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Six Months Ended
                                                                          -------------------------------
                                                                            June 30,            June 30,
                                                                              2001               2000
                                                                          ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                         $ 1,195,198        $  (47,298)
                                                                           -----------        ----------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Equity in income of joint ventures                                       (150,492)         (136,178)
     Depreciation                                                              309,079           511,875
     Bad debt expense                                                           76,068                 0
     Gain on sale of real estate assets                                     (1,161,788)                0
     Changes in assets and liabilities:
       Accounts receivable                                                      70,760           108,910
       Deferred lease acquisition costs                                          5,708             9,899
       Prepaids and other assets                                               (35,322)           (4,965)
       Accounts payable and refundable security deposits                      (118,776)           63,915
       Due to affiliates                                                         7,787            38,818
       Minority interest                                                         4,697            (4,081)
                                                                           -----------        ----------
         Total adjustments                                                    (992,279)          588,193
                                                                           -----------        ----------
         Net cash provided by operating activities                             202,919           540,895
                                                                           -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                    379,303           264,195
 Proceeds from sale of real estate                                           6,592,202                 0
 Investment in real estate                                                     (41,364)          (12,759)
                                                                           -----------        ----------
         Net cash provided by investing activities                           6,930,141           251,436
                                                                           -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Minority interest distributions                                                (7,441)                0
 Partnership distributions paid                                               (690,515)         (630,661)
                                                                           -----------        ----------
         Net cash used in financing activities                                (697,956)         (630,661)
                                                                           -----------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    6,435,104           161,670

CASH AND CASH EQUIVALENTS, beginning of year                                 2,268,774         1,670,343
                                                                           -----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                   $ 8,703,878        $1,832,013
                                                                           ===========        ==========



           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


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

   The Partnership owns interests in the following joint ventures with other entities: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, Inc. ("Wells-Baker"), (ii) Fund I-Fund II Tucker, a joint venture between the Partnership and the Fund II-Fund II-OW Joint Venture (the "Tucker Joint Venture"), and (iii) Fund I, II, II-OW, VI, and VII, a joint venture between the Partnership and the Fund II-Fund II-OW Joint Venture, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L. P. (the "Fund I-II-II-OW-VI-VII Joint Venture").

   As of June 30, 2001, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/The Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned by the Partnership, (ii) The Black Oak Plaza Property, a shopping center located in Knoxville, Tennessee, owned by the Partnership, (iii) The Peachtree Place Property, a commercial office building located in Atlanta, Georgia, owned by Wells-Baker, (iv) Heritage Place at Tucker Property, a retail shopping and commercial office complex located in Tucker, Georgia, owned by the Tucker Joint Venture, and (v) The Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I, II, II-OW, VI, and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

   The Crowe's Crossing Property was sold January 11, 2001 for the gross sales price of $6,785,000. and net proceeds of approximately $6,569,000. The Partnership has recognized an estimated gain of approximately $1,139,000 from this sale, which may be adjusted as additional information becomes available in subsequent periods.

   (b) Basis of Presentation

   The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at June 30, 2001 and December 31, 2000. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells & Associates, Inc., an affiliate of the General Partners, in Wells-Baker. At June 30, 2001 and 2000, Wells & Associates, Inc.'s interest in Wells-Baker was approximately 10%.

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

2. INVESTMENT IN JOINT VENTURES

   The Partnership owned interests in two properties as of June 30, 2001, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint ventures is recorded using the equity method. The Wells-Baker joint venture is consolidated with the financial statements of the Partnership since the Partnership has an 89.95% interest in Wells Baker.

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                  Partnership's Share
                                                Total Revenues               Net Income                of Net Income
                                         ---------------------------   -------------------------   ----------------------
                                              Three Months Ended          Three Months Ended         Three Months Ended
                                         ---------------------------   -------------------------   ----------------------
                                           June 30,        June 30,     June 30,       June 30,       June 30,    June 30,
                                             2001            2000         2001           2000           2001        2000
                                         ------------    ------------   ---------     ----------    ----------    --------
Fund I - Fund II Joint Venture             $  346,837     $  351,124     $ 88,067      $ 82,382      $ 26,668     $ 24,875
Fund I-II-IIOW-VI-VII Joint
  Venture                                     253,968        240,232      111,010       103,548        48,516       45,384
                                           ----------     -----------    --------      ---------     --------     --------
                                           $  600,805     $  591,356     $199,077      $185,930      $ 75,184     $ 70,259
                                           ==========     ===========    ========      =========     ========     ========

                                                                                  Partnership's Share
                                                Total Revenues               Net Income                of Net Income
                                         ---------------------------   -------------------------   ----------------------
                                               Six Months Ended            Six Months Ended           Six Months Ended
                                         ---------------------------   -------------------------   ----------------------
                                           June 30,        June 30,     June 30,       June 30,       June 30,    June 30,
                                             2001            2000         2001           2000           2001        2000
                                         ------------    ------------   ---------     ----------    ----------    --------

Fund I - Fund II Joint Venture             $  684,315     $  688,410     $147,720      $139,715      $ 69,113     $ 59,209
Fund I-II-IIOW-VI-VII Joint                   510,976        483,100      287,694       246,467        81,379       76,969
                                           ----------     -----------    --------      ---------     --------     --------
  Venture
                                           $1,195,291     $1,171,510     $435,414      $386,182      $150,492     $136,178
                                           ==========     ==========     ========      ========      ========     ========

3. SUBSEQUENT EVENT

   On August 7, 2001, Fund I, II, II-OW, VI and VII Joint Venture entered into a purchase and sale agreement to sell Cherokee Commons. The contract price exceeds the carrying value of the property. Since the transaction is subject to a due diligence period, there are no assurances that the sale will close.

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001, the properties owned by the Partnership were 71.8% occupied as compared to 79.5% as of June 30, 2000. Occupancy decreased due to the sale of Crowe's Crossing in 2001, the sale of one building at Peachtree Place in 2000 and vacancies at Heritage Place and Black Oak Plaza.

   Revenues of the Partnership increased to $1,912,175 for the six months ended June 30, 2001, as compared to $961,849 for the six months ended June 30, 2000, primarily due to recognizing the gain on the sale of the Crowe's Crossing Property (further described below) and additional interest income, as a result of investing the proceeds from this sale. In addition, revenue from rental income decreased due to the sale of one building at Peachtree Place, which occurred August 31, 2000.

   Expenses of the Partnership decreased to $712,280 for the period ended June 30, 2001, as compared to $1,008,535 for the six months ended June 30, 2000, primarily due to a decrease in the operating costs of the Partnership's properties, depreciation, and leasing fees as a result of the sale of the Crowe's Crossing Property and the Peachtree Place Property in January 2001 and August 2000, respectively. As a result, net income, excluding the gain on sale of property, was $33,410 for the six months ended June 30, 2001, as compared to a net loss of $47,298 for the same period of 2000.

   The Partnership declared cash distributions of $5.16 per unit to the Limited Partners holding Class A Units for the six months ended June 30, 2001, as compared to distributions of $6.65 per Class A Unit for the six months ended June 30, 2000, primarily due to the decreased income at Paces Pavilion and Crowe's Crossing. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the six months ended June 30, 2001 and 2000.

   The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations and distributions received from investments in joint ventures which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

   The lease with Hospital Corporation of America ("HCA"), anchor tenant at the Paces Pavilion Building expired December 31, 1996, and as of June 30, 2001, the building remains only 30% leased. Management has hired an outside firm to assist in its leasing efforts and hopes to enter into additional leases in the near future. It is currently estimated that the cost to refit the interior of the building will be approximately $1.2 million.

   The Partnership has recently made the decision to begin selling its properties. At this time, the Peachtree Place Property is being actively marketed for sale. The Partnership's goal is to have all of its properties sold by the end of 2002. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets. The net proceeds from the sales of the Crowe's Crossing Property and building owned by Wells-Baker will be distributed to the Limited Partners pending final results of the outstanding proxy solicitation described in Item 4 hereof.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On approximately August 25, 2000, the Registrant mailed an Amended and Restated Consent Solicitation Statement (the "Consent Solicitation") to the Limited Partners of Wells Real Estate Fund I, which solicitation continued throughout the second quarter of 2001.

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

(d)  N/A.

ITEM 6 (b.)  No reports on Form 8-K were filed during the second quarter of
             2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND I
                                   (Registrant)
Dated:  August 10, 2001       By:  /s/ Leo F. Wells, III
                                   ---------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President and
                                   Chief Financial Officer of Wells Capital Inc.