Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND I
filed 2001-11-14
CIK 746259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended        September 30, 2001                  or
                               -----------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________   to    ______________________

Commission file number                       0-14463
                       ---------------------------------------------------------

                            WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                    58-1565512
----------------------------------------   -------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


6200 The Corners Parkway, Suite 250,
Norcross, Georgia                                       30092
----------------------------------------   -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
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

         Yes          X                        No  ______________
                 --------------

                                    FORM 10-Q

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I.      FINANCIAL INFORMATION

    Item 1.  Consolidated Balance Sheets-September 30, 2001 and December 31, 2000                             3

             Consolidated Statements of Income for the Three Months and Nine Months Ended
                 September 30, 2001 and 2000                                                                  4

             Consolidated Statements of Partners' Capital for the Nine Months Ended
                 September 30, 2001 and the Year Ended December 31, 2000                                      5

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
                 and 2000                                                                                     6

             Condensed Notes to Consolidated Financial Statements                                             7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                                9

PART II.     OTHER INFORMATION                                                                               12

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,      December 31,
                                                                                       2001               2000
                                                                                  -------------       ------------
ASSETS:
    Real estate, at cost:
       Land                                                                       $   1,440,608       $  2,776,544
       Building and improvements, less accumulated depreciation of
           $5,679,464 as of September 30, 2001 and $9,170,624 as of
           December 31, 2000                                                          5,766,715         10,093,769
                                                                                  -------------       ------------
              Total real estate assets, net                                           7,207,323         12,870,313
                                                                                  -------------       ------------

    Investment in joint ventures (Note 2)                                             5,663,706          5,835,269
    Cash and cash equivalents                                                         8,594,867          2,268,774
    Due from affiliates                                                                  56,933            207,948
    Deferred lease acquisition costs                                                     96,447            159,239
    Accounts receivable                                                                 216,054            306,881
    Prepaid expenses and other assets                                                   124,287             84,226
                                                                                  -------------       ------------
                                                                                     14,752,294          8,862,337
                                                                                  -------------       ------------
              Total assets                                                        $  21,959,617       $ 21,732,650
                                                                                  =============       ============
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                           $      64,500       $    130,725
       Due to affiliates                                                              1,790,763          1,771,609
       Refundable security deposits                                                      58,101            106,609
       Partnership distribution payable                                                 159,983            374,875
       Minority interest                                                                 45,945             50,222
                                                                                  -------------       ------------
              Total liabilities                                                       2,119,292          2,434,040
                                                                                  -------------       ------------
    Partners' capital:
       Limited partners:
           Class A-98,716 units outstanding                                          19,289,307         19,184,478
           Class B-42,568 units outstanding                                             551,018            114,132
                                                                                  -------------       ------------
              Total partners' capital                                                19,840,325         19,298,610
                                                                                  -------------       ------------
              Total liabilities and partners' capital                             $  21,959,617       $ 21,732,650
                                                                                  =============       ============

    See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended                  Nine Months Ended
                                                     ---------------------------------------------------------------------
                                                      September 30,     September 30,     September 30,    September 30,
                                                           2001              2000             2001              2000
                                                     ----------------  ----------------  ---------------  ----------------
REVENUES:
    Rental income                                         $197,704          $373,339       $   607,750      $ 1,151,318
    Interest income                                         71,483            31,368           261,331           79,060
    Equity in income of joint ventures
       (Note 2)                                             59,661            48,636           210,153          184,814
    Gain on sale of real estate                                  0           268,103         1,161,788          268,103
                                                     ----------------  ----------------  ---------------  ----------------
                                                           328,848           721,446         2,241,022        1,683,295
                                                     ----------------  ----------------  ---------------  ----------------
EXPENSES:
    Depreciation                                           148,069           263,423           457,148          775,298
    Operating costs-rental properties, net of
       tenant reimbursements                                10,324           160,489           270,443          494,958
    Legal and accounting                                     6,675             4,554            32,270           34,032
    Management and leasing fees                             14,774            28,596            51,463           90,493
    Partnership administration                              34,259            24,848            87,910           64,895
    Lease acquisition costs                                  9,473            12,938            25,189           38,814
    Computer expenses                                        2,997             2,354            14,427            7,247
                                                     ----------------  ----------------  ---------------  ----------------
                                                           226,571           497,202           938,850        1,505,737
                                                     ----------------  ----------------  ---------------  ----------------

INCOME BEFORE MINORITY INTEREST                            102,277           224,244         1,302,172          177,558
MINORITY INTEREST                                               24            13,945            (4,673)          13,333
                                                     ----------------  ----------------  ---------------  ----------------
NET INCOME                                                $102,301          $238,189       $ 1,297,499      $   190,891
                                                     ================  ================  ===============  ================
NET INCOME ALLOCATED TO CLASS A LIMITED
   PARTNERS                                               $102,301          $124,057       $   860,613      $    76,759
                                                     ================  ================  ===============  ================
NET INCOME ALLOCATED TO CLASS B LIMITED
   PARTNERS                                               $      0          $114,132       $   436,886      $   114,132
                                                     ================  ================  ===============  ================
NET INCOME PER CLASS A LIMITED PARTNER UNIT               $   1.04          $   1.26       $      8.72      $      0.78
                                                     ================  ================  ===============  ================
NET INCOME PER CLASS B LIMITED PARTNER UNIT               $   0.00          $   2.68       $     10.26      $      2.68
                                                     ================  ================  ===============  ================
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER
   UNIT                                                   $   2.50          $   3.75       $      7.66      $     10.40
                                                     ================  ================  ===============  ================

     See accompanying condensed notes to consolidated financial statements

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

               AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                Limited Partners                           Total
                                                ------------------------------------------------
                                                        Class A                    Class B               Partners'
                                                -------------------------   --------------------
                                                  Units         Amounts      Units       Amounts          Capital
                                                --------      -----------   --------   ---------        -----------
BALANCE, December 31, 1999                       98,716       $20,487,171     42,568   $       0        $20,487,171

    Net income                                        0            93,946          0     114,132            208,078
    Partnership distributions                         0        (1,396,639)         0           0         (1,396,639)
                                                --------      -----------   --------    --------        -----------
BALANCE, December 31, 2000                       98,716        19,184,478     42,568     114,132         19,298,610

    net income                                        0           860,613          0     436,886          1,297,499
    Partnership distributions                         0          (755,784)         0           0           (755,784)
                                                --------      -----------   --------   ---------        -----------
BALANCE, September 30, 2001                      98,716       $19,289,307     42,568   $ 551,018        $19,840,325
                                                ========      ===========   ========   =========        ===========

    See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                  ------------------------------------
                                                                                    September 30,      September 30,
                                                                                        2001               2000
                                                                                  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $  1,297,499        $   190,891
    Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in income of joint ventures                                           (210,153)          (184,814)
           Depreciation                                                                  457,148            775,298
           Bad debt expense                                                               72,873                  0
           Gain on sale of real estate assets                                         (1,161,788)          (268,103)
           Changes in assets and liabilities:
              Accounts receivable                                                         13,885            114,805
              Deferred lease acquisition costs                                            (6,869)           (15,394)
              Prepaids and other assets                                                  (40,061)           (15,047)
              Accounts payable and refundable security deposits                         (114,733)           116,060
              Due to affiliates                                                           19,154             48,256
              Minority interest                                                            4,673            (52,839)
                                                                                  -----------------  -----------------
                 Total adjustments                                                      (965,871)           518,222
                                                                                  -----------------  -----------------
                 Net cash provided by operating activities                               331,628            709,113
                                                                                  -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                           532,731            402,702
    Net proceeds from sale of real estate                                              6,592,202            702,604
    Investment in real estate                                                           (150,842)           (31,290)
                                                                                  -----------------  -----------------
                 Net cash provided by investing activities                             6,974,091          1,074,016
                                                                                  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority interest distributions                                                      (8,950)             1,938
    Partnership distributions paid                                                      (970,676)          (980,118)
                                                                                  -----------------  -----------------
                 Net cash used in financing activities                                  (979,626)          (978,180)
                                                                                  -----------------  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              6,326,093            804,949


CASH AND CASH EQUIVALENTS, beginning of year                                           2,268,774          1,670,343
                                                                                  -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of period                                            $  8,594,867         $2,475,292
                                                                                  =================  =================

    See accompanying condensed notes to consolidated financial statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) GENERAL

     Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, serving as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes.

     On September 6, 1984, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 5, 1986, and received gross proceeds of $35,321,000 representing subscriptions from 4,895 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units. Limited Partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose, investment or investment objectives of the Partnership, and (c) add or remove a General Partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the General Partners. Each Limited Partner unit has equal voting rights, regardless of class.

     The Partnership owns interests in the following joint ventures with other related entities: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, Inc. ("Wells-Baker"), (ii) Fund I-Fund II Tucker, a joint venture between the Partnership and the Fund II-Fund IIOW Joint Venture (the "Tucker Joint Venture"), and (iii) Fund I, II, IIOW, VI, and VII Associates, a joint venture among the Partnership, Fund II-Fund IIOW Joint Venture, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L. P. (the "Fund I-II-IIOW-VI-VII Joint Venture"). Fund II-Fund IIOW Joint Venture is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

     As of September 30, 2001, the Partnership owned, directly or through its ownership in joint ventures, interests in the following properties: (i) Paces Pavilion/Howell Mill Road Property, a medical office building located in Atlanta, Georgia, owned by the Partnership, (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee, owned by the Partnership,
     (iii) Peachtree Place, a commercial office building located in Atlanta, Georgia, owned by Wells-Baker, (iv) Heritage Place, a retail shopping and commercial office complex located in Tucker, Georgia, owned by the Tucker Joint Venture, and (v) Cherokee Commons, a shopping center located in Cherokee County, Georgia, owned by Fund I-II-IIOW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     Crowe's Crossing was sold on January 11, 2001 for a gross sales price of $6,785,000 with net proceeds to the Partnership of approximately $6,569,000. The Partnership has recognized an estimated gain of approximately $1,139,000 from this sale.

     Wells-Baker joint venture had previously sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for a gross sales price of $772,915. The net proceeds of the sale were $704,495, of which the Partnership received $633,694, resulting in a gain of $268,103.

     (b) Basis of Presentation

     The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at September 30, 2001 and December 31, 2000. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the interest of Wells & Associates, Inc., an affiliate of the General Partners, in Wells-Baker. At September 30, 2001 and 2000, Wells & Associates, Inc.'s interest in Wells-Baker was approximately 10%.

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

     (c) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owned interests in two properties as of September 30, 2001, through its investments in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint ventures is recorded using the equity method. As described above, the accounts of Wells-Baker are consolidated with the financial statements of the Partnership.

     SUMMARY OF operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                           Partnership's Share of Net
                                    Total Revenues                  Net Income                       Income
                             ------------------------------------------------------------------------------------------
                                  Three Months Ended            Three Months Ended             Three Months Ended
                             ------------------------------------------------------------------------------------------
                             September 30,  September 30,  September 30,  September 30,   September 30,  September 30,
                                 2001           2000           2001           2000            2001           2000
                             ------------------------------------------------------------------------------------------
      Tucker Joint Venture      $309,535       $341,286         $36,301        $62,864        $19,998         $34,632
      Fund I-II-IIOW-VI-
        VII Joint Venture        253,155        230,688         165,105         58,293         39,663          14,004
                             ------------- --------------- -------------- -------------- --------------- --------------
                                $562,690       $571,974        $201,406       $121,157        $59,661         $48,636
                             ==========================================================================================

                                                                                           Partnership's Share of Net
                                    Total Revenues                  Net Income                       Income
                             ------------------------------------------------------------------------------------------
                                   Nine Months Ended             Nine Months Ended             Nine Months Ended
                             ------------------------------------------------------------------------------------------
                             September 30,  September 30,  September 30,  September 30,   September 30,  September 30,
                                 2001           2000            2001           2000           2001            2000
                             ------------------------------------------------------------------------------------------
      Tucker Joint Venture     $993,851     $1,029,696        $184,020       $202,580       $101,377        $111,601
      Fund I-II-IIOW-VI-
        VII Joint Venture       764,131        713,787         452,799        304,760        108,776          73,213
                             ------------------------------------------------------------------------------------------
                             $1,757,982     $1,743,483        $636,819       $507,340       $210,153       $ 184,814
                             ==========================================================================================


3.   SUBSEQUENT EVENT

     On October 1, 2001, Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for a gross sales price of $8,660,000. The Partnership received net proceeds of approximately $2,037,000, resulting in a gain of approximately $420,000.

     Rent guarantees for two tenants were provided by Fund I-II-IIOW-VI-VII Joint Venture to the Purchaser in the sale of Cherokee Commons. Fund I-II-IIOW-VI-VII Joint Venture has accrued a contingent liability in October 2001 for rental payments due from one tenant, as management considers the likelihood of nonpayment by this tenant to be probable. The Partnership's portion of this liability is $3,772. Management considers the likelihood of nonpayment by the second tenant to be low and, accordingly, has not accrued a contingent liability for the related rental guarantee.


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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of September 30, 2001, the properties owned by the Partnership were 70.6% occupied as compared to 71.7% as of September 30, 2000, excluding Crowe's Crossing for both periods. Occupancy decreased due to vacancies at Peachtree Place and Black Oak Plaza.

     Revenues of the Partnership increased to $2,241,022 for the nine months ended September 30, 2001, as compared to $1,683,295 for the nine months ended September 30, 2000, primarily due to: (i) recognizing the gain on sale of Crowe's Crossing (further described below), (ii) additional interest income, as a result of investing the proceeds from this sale, and
     (iii) an increase in equity in income from joint ventures primarily resulting from decreased depreciation at Cherokee Commons partially offset by lower rental income at Heritage Place. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", Fund I-II-IIOW-VI-VII Joint Venture reclassified the real estate assets of Cherokee Commons as "Held For Sale" upon finalizing negotiations with the Purchaser in August 2001 and stopped depreciating these real estate assets. The increase in revenues is partially offset by a decrease in rental income as a result of the sale of Crowe's Crossing in January 2001 and one building at Peachtree Place in August 2000.

     Expenses of the Partnership decreased to $938,850 for the period ended September 30, 2001, as compared to $1,505,737 for the nine months ended September 30, 2000, primarily due to a decrease in the operating costs of the Partnership's properties, depreciation, and management and leasing fees as a result of the sale of Crowe's Crossing and one building at Peachtree Place in January 2001 and August 2000, respectively. As a result, net income, excluding the gain on sale of property, was $135,711 for the nine months ended September 30, 2001, as compared to a net loss, after excluding the gain on sale of property, of $77,212 for the same period of 2000.

     The Partnership declared cash distributions of $7.66 per unit to the Limited Partners holding Class A Units for the nine months ended September 30, 2001, as compared to distributions of $10.40 per Class A Unit for the nine months ended September 30, 2000, primarily due to decreased operating income from Peachtree Place and Crowe's Crossing when sold. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the nine months ended September 30, 2001 and 2000.

     The Partnership's distributions payable through the third quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations and distributions received from investments in joint ventures which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

     The lease with Hospital Corporation of America ("HCA"), which had been the anchor tenant at the Paces Pavilion/Howell Mill Road Property expired on December 31, 1996, and as of September 30, 2001, the building remains 30% leased. Management has hired an outside firm to assist in its leasing efforts and hopes to enter into additional leases in the near future.

     The Partnership has previously made the decision to begin the process of selling its properties. At this time, Peachtree Place and Heritage Place are being actively marketed for sale. Management estimates that the fair market value of each of the properties in which the Partnership invests, either directly or through joint venture interests, exceeds the carrying value of the corresponding real estate assets; consequently, no impairment losses have been recorded. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales. Upon finalizing negotiations with purchasers, management will reclassify the real estate assets of such properties as "Held for Sale" and, pursuant to SFAS No. 121, discontinue depreciation at that point. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

     The net proceeds from the sales of Crowe's Crossing and one building at Peachtree Place will be distributed to the Limited Partners pending final results of the outstanding proxy solicitation described in Item 4 hereof.

                          PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) In August 2000, the Registrant mailed an Amended and Restated Consent Solicitation Statement (the "Consent Solicitation") to the Limited Partners of Wells Real Estate Fund I, which solicitation continued throughout the third quarter of 2001.

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

(d)   N/A.


ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Wells real estate Fund I
                                   (Registrant)
Dated:  November 9, 2001 By:       /s/ Leo F. Wells, III
                                   ----------------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President and
                                   Chief Financial Officer of Wells Capital Inc.