Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND I
filed 2002-03-26
CIK 746259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended             December 31, 2001            or
                             ------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from to                     to
                                   -----------------       -------------------
Commission file number             0-14463
                                   ---------------------------------------------

                            WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Georgia                                             58-1565512
-------------------------------------------------------------    ------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia                           30092
---------------------------------------------------               --------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800 Securities
                                                      --------------------------
registered pursuant to Section 12 (b) of the Act:

Title of each class                      Name of exchange on which registered
-------------------                      ---------------------------------------
       NONE                                              NONE
-------------------                      ---------------------------------------

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

Yes [X]    No [ ]

Aggregate market value of the voting stock held by nonaffiliates:     Not Applicable
                                                                    ------------------

                                     PART I

ITEM 1. BUSINESS

General

Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"), a Georgia corporation, serving as General Partners. The Partnership was formed on April 26, 1984, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes.

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

The Partnership owns interests in properties through the following joint ventures with other affiliated limited partnerships: (i) Wells-Baker Associates, a joint venture between the Partnership and Wells & Associates, Inc. (the "Wells-Baker Joint Venture"), (ii) Fund I-Fund II Tucker, a joint venture between the Partnership and the Fund II-Fund IIOW Joint Venture (the "Tucker Joint Venture"), and (iii) Fund I-II-IIOW-VI and VII Associates, a joint venture among the Partnership, Fund II-Fund IIOW Joint Venture, Wells Real Estate Fund VI, L.P. ("Wells Fund VI") and Wells Real Estate Fund VII, L. P. ("Wells Fund VII") (the "Fund I-II-IIOW-VI-VII Joint Venture"). Fund II-Fund IIOW Joint Venture is a joint venture between Wells Real Estate Fund II ("Wells Fund II') and Wells Real Estate Fund II-OW ("Wells Fund IIOW"), Georgia limited partnerships affiliated with the Partnership through common general partners and common management. The investment objectives of Wells Fund II, Wells Fund IIOW, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

As of December 31, 2001, the Partnership owned, directly or through its ownership in the foregoing joint ventures, interests in the following properties: (i) a condominium interest in a medical office building located in Atlanta, Georgia, owned by the Partnership ("Paces Pavilion"), (ii) a shopping center located in Knoxville, Tennessee, owned by the Partnership ("Black Oak Plaza"), (iii) a commercial office building located in Atlanta, Georgia, owned by Wells-Baker Joint Venture ("Peachtree Place"), and (iv) a retail shopping and commercial office complex located in Tucker, Georgia, owned by the Tucker Joint Venture ("Heritage Place"). All of the foregoing properties were acquired on an all cash basis.

Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. Net proceeds were approximately $704,495, of which the Partnership received $633,694. The Partnership was allocated taxable gain of approximately $205,019 from this sale.

Crowe's Crossing, owned by the Partnership, was sold on January 11, 2001 for net sales proceeds of approximately $6,569,000. The Partnership recognized taxable gain of approximately $11,496 from this sale.

Cherokee Commons, owned by the Fund I-II-IIOW-VI-VII Joint Venture, was sold on October 1, 2001 for net proceeds of approximately $8,434,000 and gain of approximately $1,725,000. The Partnership was allocated taxable gain of approximately $52,461 and net proceeds of approximately $2,037,315 from the sale of this property.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties in which the Partnership has an ownership interest. In the opinion of management of the Partnership, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES

The Partnership owns interests in four properties, either directly or through its ownership in joint ventures, as described in Item 1. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. The Partnership owns an interest of approximately 90% in the Wells-Baker Joint Venture. Accordingly, the account of the Wells-Baker Joint Venture are included in the consolidated financial statements of the Partnership which are presented in item 14(a).

The following table shows lease expirations during each of the next ten years for all leases at properties in which the Partnership owned an interest either through the joint ventures or directly as described in Item 1 as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                Partnership   Percentage   Percentage
              Number                              Share of     of Total     of Total
 Year of        of       Square    Annualized    Annualized     Square     Annualized
  Lease       Leases      Feet     Gross Base    Gross Base      Feet      Gross Base
Expiration   Expiring   Expiring    Rent (1)      Rent (1)     Expiring       Rent
----------   --------   --------   ----------   -----------   ----------   ----------
 2002           12       30,272    $  430,951    $  325,988     23.13%       21.52%
 2003           11       20,788       286,521       192,729     15.88        14.31
 2004           15       25,278       433,580       286,798     19.31        21.65
 2005            5       15,682       190,729       173,102     11.98         9.52
 2006            7       20,352       350,728       328,822     15.55        17.51
 2007            1        3,752        83,242        83,242      2.87         4.16
 2008            1        2,400        27,600        15,205      1.83         1.38
 2009            1        3,580        31,683        31,683      2.73         1.58
 2010            1        3,531        55,790        30,735      2.70         2.79
 2011            1        5,265       112,092        61,751      4.02         5.60
                --      -------    ----------    ----------    ------       ------
                55      130,900    $2,002,916    $1,530,055    100.00%      100.00%
                ==      =======    ==========    ==========    ======       ======

          (1) Average monthly gross rent over the life of the lease, annualized.

The following describes the properties in which the Partnership owned an interest as of December 31, 2001:

     Paces Pavilion

     On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, known as Paces Pavilion for a purchase price of $3,443,203. Paces Pavilion, which is held in condominium ownership, contains approximately 30,800 of net rentable square feet, all of which was originally leased to HCA Realty, Inc. and Hospital Corporation of America until December 31, 1996. As of December 31, 2001 five tenants occupied Paces Pavilion, the following three of which occupied 10% or more of the rentable space: Eye Consultants of Atlanta; King, Sanderson & Heidecker; and Peachtree Park Pediatric. All of the tenants of Paces Pavilion are in the business of providing various medical services.

     Eye Consultants of Atlanta occupies two suites representing 11,757 square feet. The annual base rent is $233,383, and the lease expires December 31, 2006.

     King, Sanderson & Heidecker occupy 3,752 rentable square feet. The annual base rent is $83,232, and the lease expires December 31, 2007.

     Peachtree Park Pediatric occupies 5,906 rentable square feet. The annual base rent is $112,212, and the lease expires March 31, 2014.

     The occupancy rate at year end for Paces Pavilion was 86% in 2001, 33% in 2000, 19% in 1999, 13% in 1998 and 28% in 1997. The average effective annual rental rate per square foot was $7.78 for 2001, $3.84 for 2000, $3.31 for 1999, $2.44 for 1998, and $4.17 for 1997.

     Black Oak Plaza

     On December 31, 1986, the Partnership acquired a retail shopping center located in Metropolitan Knoxville, Knox County, Tennessee known as Black Oak Plaza which was initially developed in 1981. Black Oak Plaza contains a total of approximately 175,000 square feet of space, including a K-Mart department store and a Kroger Food/Drug. The Partnership does not own the portion of the shopping center occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of December 31, 2001, the Partnership had expended a total of $4,581,743 for the acquisition of Black Oak Plaza.

     As of December 31, 2001, Black Oak Plaza was leased to 20 tenants with no one tenant occupying a significant portion of the rentable space. The occupancy rate at year end was 70% in 2001, 2000, and 1999, 73% in 1998 and 78% in 1997. The average annual rental rate per square foot was $6.37 for 2001, $6.01 for 2000, $5.53 for 1999, $6.41 for 1998 and $6.53 for 1997.

     Peachtree Place

     In 1985, the Partnership acquired an interest in two commercial office buildings located at Holcomb Bridge Road, Norcross, Gwinnett County, Georgia known as Peachtree Place. Peachtree Place which is owned by the Wells-Baker Joint Venture. The land upon which Peachtree Place was developed was originally purchased by Wells & Associates for a purchase price of $187,087. Upon the formation of the Wells-Baker Joint Venture, Wells & Associates contributed the land to the joint venture as its capital contribution. As of December 31, 2001, the Partnership had made total capital contributions of $1,526,798 to the Wells-Baker Joint Venture. The Partnership holds an approximate equity interest of 90% and Wells & Associates, Inc. holds an approximate equity interest of 10%.

     Wells-Baker Joint Venture sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. Net proceeds were approximately $704,495, of which the Partnership received $633,694. The Partnership was allocated taxable gain of approximately $205,019 from this sale.

     The remaining office building at Peachtree Place contains approximately 11,006 net rentable square feet and is leased to six tenants, of which the following four occupy 10% or more of the rentable square footage: Keen and Good, financial advisors; Adevco Corporation, a commercial real estate development company; Flying Fotos, Inc., an aerial photo company; and David Reale and Associates, Inc., a janitorial services company.

     Keen and Good's lease represents 1,512 rentable square feet. The annual base rent was $26,460 for 2001. The lease expires January 31, 2002.

     Adevco Corporation's lease represents 1,512 rentable square feet. The annual base rent was $26,082 for 2001. The lease expires June 30, 2002.

     Flying Fotos, Inc.'s lease represents 1,449 rentable square feet. The base rent was $25,358 for 2001. The lease expires January 31, 2004.

     David Reale and Associates, Inc.'s lease represents 2,582 rentable square feet. The annual base rent was $44,411 for 2001. The lease expires March 31, 2005.

     The occupancy rate at Peachtree Place at year end was 81% in 2001 and 2000, 100% in 1999, 74% in 1998 and 95% in 1997. The average annual rental rate per square foot was $14.86 for 2001, $12.85 for 2000, $13.86 for 1999,
     $15.51 for 1998 and $15.88 for 1997.

     Heritage Place

     Heritage Place consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia. The retail shopping center contains approximately 29,858 net rentable square feet. The commercial office space, which is divided into seven separate buildings, contains approximately 67,465 net rentable square feet.

     Heritage Place is owned by a joint venture (the "Tucker Joint Venture") between the Partnership and the Fund II-IIOW Joint Venture. Both the Partnership and the Fund II-IIOW Joint Venture have funded the cost of developing Heritage Place through capital contributions made as progressive stages of construction were completed. As of December 31, 2001, the Partnership had contributed a total of $6,194,634, and the Fund II-IIOW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of Heritage Place. As of December 31, 2001, the Partnership had an equity interest of approximately 55% in the Tucker Joint Venture, and the Fund II-IIOW Joint Venture held an equity interest of approximately 45% in the Tucker Joint Venture.

     The occupancy rate at Heritage Place was 83% in 2001, 89% in 2000, 87% in 1999 94% in 1998 and 85% in 1997. No tenants occupied ten percent or more of the total rentable square footage. The principal businesses, occupations, and professions of the tenants at Heritage Place include shopping/commercial office services. The average effective annual rental rate per square foot was $13.66 for 2001, $14.29 for 2000, $14.11 for 1999,
     $12.76 for 1998 and $11.08 for 1997.

     Heritage Place is currently being marketed for sale by The Dryman Team. The management team is considering separating the retail portion of this property from the office portion and creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

     Crowe's Crossing

     On December 31, 1986, the Partnership acquired a retail shopping center located in metropolitan Atlanta, DeKalb County, Georgia known as Crowe's Crossing containing approximately 93,728 net rentable square feet. Crowe's Crossing was anchored by a 45,528 square foot lease with Kroger Food/Drug. The remaining 48,200 square feet of the center was composed of 31 separate spaces whose tenants operate retail businesses typical of multi-tenant shopping centers.

     Crowe's Crossing was sold on January 11, 2001 for net proceeds of approximately $6,487,000. The Partnership recognized a taxable gain of approximately $11,496 on this sale.

     Cherokee Commons

     The Fund I-II-IIOW-VI-VII Joint Venture was formed for the purpose of owning and operating Cherokee Commons, which consists of a retail shopping center located in metropolitan Atlanta, Cherokee County, Georgia and was expanded to consist of approximately 103,755 net leaseable square feet. Cherokee Commons was initially developed through a joint venture between Wells Fund I and the Fund II-IIOW Joint Venture, which contributed Cherokee Commons to the

     Fund I-II-IIOW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

     As of September 30, 2001, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-IIOW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I-II-IIOW-VI-VII Joint Venture. As of September 30, 2001, the equity interests in the Fund I-II-IIOW-VI-VII Joint Venture were approximately as follows: Wells Fund I--24%, Fund II- IIOW Joint Venture--54%, Wells Fund VI--11%, and Wells Fund VII--11%.

     On October 1, 2001, the Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and gain of approximately $1,725,000 from the sale. The Partnership was allocated taxable gain of $52,461 and net sale proceeds of $2,037,315 from the sale of this property.

ITEM 3. LEGAL PROCEEDINGS

On December 21, 2001, a class action lawsuit was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, against the Partnership and the General Partners by John Weiss, John Weiss IRA, William Main, Jeanne Rose, Diana Schulz and Michael Woo, individually and on behalf of all Class A Limited Partners of the Partnership (the "Weiss Litigation"). On January 30, 2002, the plaintiffs in the Weiss Litigation filed an amended complaint restating the original complaint in its entirety (the "Amended Complaint"). The Amended Complaint alleged, among other things, that (i) the Amended and Restated Consent Solicitation Statement dated August 25, 2000 (the "Consent Solicitation") contained material misrepresentations or omissions of fact in violation of Rule 14a-3 promulgated under Section 14(a) of the Securities Exchange Act of 1934 ("Count One"), and (ii) the defendants had breached the Partnership Agreement and breached their fiduciary duties to the plaintiffs by reallocating capital accounts to artificially create positive capital accounts for the Class B Limited Partners and by holding net proceeds from the sale of the Partnership's properties that should be distributed to the Class A Limited Partners. In addition to seeking any compensatory damages that might be suffered, the plaintiffs in the Weiss Litigation sought an injunction against the Partnership and the General Partners from (i) issuing consent solicitations for proxies to disburse monies in breach of the Partnership Agreement, (ii) submitting any further consent solicitations for proxies that do not meet the requirements of Rule 14a-3, (iii) modifying the Partnership Agreement without the approval of 100% of the Class A Limited Partners, and (iv) disbursing the proceeds from the sale of the Partnership's properties to Class B Limited Partners that rightfully should be distributed to the Class A Limited Partners. In addition, the plaintiffs in the Weiss Litigation requested specific performance to require the defendants to perform their obligations under the Partnership Agreement and that an equitable accounting be made of the nature and amount of net proceeds from the sale of the Partnership's properties and the appropriate distribution and time for distribution of such funds.

On March 13, 2002, the Partnership and the General Partners filed their answer to the Amended Complaint and a motion to dismiss Count One of the Amended Complaint on the basis that plaintiffs had failed to comply with the certain procedural requirements imposed on litigation of this type, that plaintiffs' claims under Count One were time-barred because they were not filed within the applicable one-year statute of limitations period, and that plaintiffs' claims were moot due to the fact that the Consent Solicitation was withdrawn and terminated on January 17, 2002. In their answer, the Partnership and the General Partners denied that they had breached the Partnership Agreement or breached their fiduciary duties to the plaintiffs and opposed all relief sought under the Amended Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On approximately August 25, 2000, the Partnership mailed an Amended and Restated Consent Solicitation Statement (the "Consent Solicitation") to the Limited Partners. The Consent Solicitation was withdrawn and terminated on January 17, 2002.

(b)  N/A.

(c) The Consent Solicitation described above was mailed to solicit the consent of each Class A Limited Partner to proposed amendments to the Partnership Agreement to change and clarify the manner in which net sale proceeds were to be allocated and distributed among Class A Limited Partners and Class B Limited Partners in a manner which the General Partners believed was more fair and equitable. The Consent Solicitation was withdrawn and terminated on January 17, 2002.

(d)  N/A.

            (THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2002, the Partnership had 98,716 outstanding Class A Units held by a total of 3,520 Limited Partners and 42,568 outstanding Class B Units held by a total of 881 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 9% distribution preference over Class B Unit holders as to distributions from Cash Available for Distribution but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash Available for Distribution to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class B Units. The cash distributions made to the Limited Partners holding Class A Units during the two most recent years were as follows:

                                   Per Class A   Per Class A   Per Class B
  Distribution          Total          Unit          Unit          Unit
   for Quarter          Cash        Investment    Return of     Return of    General
     Ended           Distributed     Income        Capital       Capital     Partner
------------------   -----------   -----------   -----------   -----------   -------
March 31, 2000         $308,486       $0.03         $3.09         $0.00       $0.00
June 30, 2000           347,969        0.00          3.53          0.00        0.00
September 30, 2000      370,184        2.41          1.34          0.00        0.00
December 31, 2000       370,000        0.00          3.75          0.00        0.00
March 31, 2001          262,186        2.66          0.00          0.00        0.00
June 30, 2001           246,833        0.21          2.29          0.00        0.00
September 30, 2001      246,764        1.04          1.46          0.00        0.00
December 31, 2001       246,790        2.50          0.00          0.00        0.00

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997:

                                     2001          2000          1999          1998          1997
                                 -----------   -----------   -----------   -----------   -----------
Total assets                     $22,287,510   $21,732,650   $22,721,176   $23,098,782   $23,593,566
Total revenues                     3,012,760     2,176,831     1,710,741     1,636,172     1,643,943
Net income (loss)                  1,734,777       208,078      (101,904)     (337,675)     (305,296)
Net income (loss) allocated to
   Class A Limited Partners        1,649,997        93,946      (101,904)     (337,675)    1,059,405
Net income (loss) allocated to
   Class B Limited Partners           84,780       114,132             0             0    (1,364,701)
Net income (loss) per Class A
   Limited Partner Unit          $     16.71   $      0.95   $     (1.03)  $     (3.42)  $     10.73
Net income (loss) per Class B
   Limited Partner Unit                 1.99          2.68          0.00          0.00        (32.06)
Cash distributions per Class A
   Limited Partner Unit :
   Investment income                    6.41          2.44          0.00          0.00         10.85
   Return of capital                    3.75         11.71          6.53          0.00          0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS RESULTS OF OPERATION

Forward Looking Statements

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

Results of Operations

Gross revenues of the Partnership were $3,012,760 for the year ended December 31, 2001, as compared to $2,176,831 and $1,710,741 for the years ended December 31, 2000 and 1999, respectively. The increase for 2001 was due primarily to the gain on sales of Cherokee Commons and Crowe's Crossing of approximately $1,553,000, of which approximately $414,000 was recognized through the Partnership's 24% ownership interest in the Fund I-II-IIOW-VI-VII Joint Venture. The gain was partly offset by reduced operating revenues as a result of the sale of these properties. The increase from 1999 to 2000 was due to increased interest income, increased rental income and the gain recognized on the sale of one building in Peachtree Place. Expenses of the Partnership were $1,270,491 for the fiscal year ended December 31, 2001, as compared to $1,946,297 and $1,811,046 for the years ended December 31, 2000 and 1999, respectively. The decrease in 2001 expenses from 2000 was primarily due to the sale of

Crowe's Crossing, which resulted in proportionately reduced depreciation, operating expenses and management and leasing fees recognized of approximately $268,000. As a result, net income increased to $1,734,777 for the year ended December 31, 2001, as compared to net income of $208,078 and net loss of $101,904 for the same period in 2000 and 1999, respectively.

The Partnership's cash distribution per unit to the Limited Partners holding Class A Units was $10.16 for the year ended December 31, 2001, $14.15 for the year ended December 31, 2000 and $6.53 for the year ended December 31, 1999. No distributions have been paid to Limited Partners holding Class B Units or to the General Partners. Cash distributions payable to Limited Partners holding Class A Units are anticipated to decline in 2002 and future years, as properties are sold by the Partnership and the Partnership's portfolio is liquidated.

Refer to the audited Financial Statements for the consolidated statement of income (loss) of the Partnership and Statements of Income for each Joint Venture described in Item 1 and accompany footnotes presented in Item 14(a).

Liquidity and Capital Resources

During its offering, which terminated on September 5, 1986, the Partnership raised a total of $35,321,000 through the sale of 141,284 units. No additional Units will be sold by the Partnership. From the original funds raised, the Partnership invested a total of $28,253,054 in properties, paid $2,225,992 in acquisition and advisory fees, paid $4,836,633 in selling commissions and organization and offering expenses, and is maintaining a working capital reserve of $5,321.

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

The Partnership's net cash used in operating activities was $562,623 for the year ended December 31, 2001 compared to net cash provided by operating activities of $922,523 and $614,844 for the years ended December 31, 2000 and 1999, respectively. The decrease from 2000 to 2001 stemmed from the sale of Cherokee Commons and Crowe's Crossing resulting in less operating rental income. The increase from 1999 to 2000 was a result of increased interest income and increased rental income. Net cash provided by investing activities was $6,895,309, $1,101,144 and $414,506 for the years ended 2001, 2000, and 1999, respectively. The increases in both 2000 and 2001 are the results of the sales of Cherokee Commons and Crowe's Crossing in 2001 and the sale of one of the commercial buildings in Peachtree Place in 2000. Net cash used in financing activities was $1,139,120, $1,425,236 and $328,088 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash used for financing activities from 2000 to 2001 resulted from lower distributions to Partners due to the sales of properties mentioned above. The increase from 1999 to 2000 was due to the Partnership reserving distributions during the first two quarters of 1999 while it paid distributions during all of 2000. As a result of the items noted above cash and cash equivalents increased from $1,670,343 to $2,268,774 to $8,587,586 for the years ended December 31, 1999, 2000 and 2001, respectively.

The Partnership has previously made the decision to begin the process of selling its properties. At this time, Heritage Place is being actively marketed for sale. As of December 31, 2001, the proceeds from the sales of Peachtree Place, Cherokee Commons and Crowe's Crossing had not been distributed to the Limited Partners as the General Partners continued to assess the feasibility of attempting to purchase ownership interests in Paces Pavilion not currently owned by the Partnership in order to consolidate ownership of this property within the Partnership, thereby enhancing the property's marketability.

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

Inflation

The real estate market has not been affected significantly by inflation during the past three years due to the relatively low inflation rate. There are provisions in the majority of the tenant leases to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in the receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital, Inc. ("Wells Capital") was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole

Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., the parent company of Wells Capital, and the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 2001 from the Partnership or with respect to the Partnership's interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership's interests in properties owned through joint ventures, as of December 31, 2001, deferred cash compensation of approximately $2,627,842 in the aggregate, of which $1,791,480 was accrued at the Partnership level and the remainder at the joint venture level, was due to Wells Management Company, Inc. An aggregate of $174,040 in deferred property management and leasing fees were accrued for fiscal year 2001, of which $54,765 were accrued at the Partnership level and the remainder at the joint venture level.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001:

    Name of Individual            Capacities in Which Served       Cash
    or Number in Group               Form of Compensation      Compensation
------------------------------   ---------------------------   ------------

                                 Property Manager-Management
Wells Management Company, Inc.   and Leasing Fees              $174,040 (1)

     (1) Some of these fees are paid directly by the Partnership and some are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2001 and paid in January, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2001.

                 Name and Address of    Amount and Nature of
Title of Class     Beneficial Owner      Beneficial Ownershi     Percent of Class
--------------   -------------------   -----------------------   ----------------
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

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no distributions of cash flow or net sale proceeds from the Partnership during 2001.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, is entitled to receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net lease basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Since the third quarter of 1998, the management and leasing of Black Oak Plaza has been performed by an outside agent. The management company receives a 3% fee and the balance due to Wells Management Company, Inc. is accrued. Management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership's interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of

December 31, 2001, deferred property management and leasing fees totaling $2,627,842 were due to Wells Management Company, Inc., of which $174,040 was accrued for fiscal year 2001.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2001, no real estate commissions were paid to the General Partners or their affiliates.

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

(b) On October 16, 2001, the Partnership filed a Report on Form 8-K dated October 1, 2001 reporting the sale of Cherokee Commons Shopping Center by the Fund I-II-IIOW-VI-VII Joint Venture.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)  See (a) 2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March 2002.

                             Wells Real Estate Fund I
                             (Registrant)


                             By:  /s/Leo F. Wells, III
                                  ----------------------------------------------
                                  Leo F. Wells, III
                             Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

     Signature                         Title                        Date
------------------------   ----------------------------------   --------------


/s/Leo F. Wells, III
------------------------
Leo F. Wells, III          Individual General Partner,          March 22, 2002
                           President and Sole Director of
                           Wells Capital, Inc., the Corporate
                           General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                                    Financial Statements                                              Page
-------------------------------------------------------------------------------------------------     ----
Independent Auditors' Report                                                                           F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                                           F-3

Consolidated Statements of Loss for the Years Ended December 31, 2001, 2000 and 1999                   F-4

Consolidated Statements of Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999      F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999             F-6

Notes to Consolidated Financial Statements for December 31, 2001, 2000 and 1999                        F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund I and Subsidiary:

We have audited the accompanying consolidated balance sheets of Wells Real Estate Fund I (a Georgia limited partnership) AND SUBSIDIARY as of December 31, 2001 and 2000 and the related consolidated statements of income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2002

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                 2001          2000
                                                                             -----------   -----------
                                     ASSETS

REAL ESTATE ASSETS, at cost:
    Land                                                                     $ 1,440,608   $ 2,776,544
    Building and improvements, less accumulated depreciation of $5,874,649
       and $9,170,624 at December 31, 2001 and 2000, respectively              5,651,798    10,093,769
                                                                             -----------   -----------
              Total real estate assets                                         7,092,406    12,870,313

INVESTMENT IN JOINT VENTURES                                                   6,010,879     5,835,269

CASH AND CASH EQUIVALENTS                                                      8,587,586     2,268,774

DUE FROM AFFILIATES                                                              123,772       207,948

ACCOUNTS RECEIVABLE                                                              145,114       306,881

DEFERRED LEASE ACQUISITION COSTS                                                 197,558       159,239

PREPAID EXPENSES AND OTHER ASSETS                                                130,195        84,226
                                                                             -----------   -----------
              Total assets                                                   $22,287,510   $21,732,650
                                                                             ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                                    $    52,876   $   129,204
    Refundable security deposits                                                 111,875       106,609
    Due to affiliate                                                           1,795,903     1,773,130
    Partnership distributions payable                                            251,701       374,875
    Minority interest                                                             44,341        50,222
                                                                             -----------   -----------
              Total liabilities                                                2,256,696     2,434,040
                                                                             -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
    Limited partners:
       Class A--98,716 units                                                  19,831,902    19,184,478
       Class B--42,568 units                                                     198,912       114,132
                                                                             -----------   -----------
              Total partners' capital                                         20,030,814    19,298,610
                                                                             -----------   -----------
              Total liabilities and partners' capital                        $22,287,510   $21,732,650
                                                                             ===========   ===========

    The accompanying notes are an integral part of these consolidated balance sheets.

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                             2001            2000          1999
                                                          -----------    -----------    -----------
REVENUES:
    Rental income                                         $   851,628    $ 1,559,270    $ 1,436,029
    Equity in income of joint ventures                        671,097        244,264        204,535
    Interest income                                           323,217        105,194         70,177
    Other income                                               28,217              0              0
    Gain on sale of real estate                             1,138,601        268,103              0
                                                          -----------    -----------    -----------
                                                            3,012,760      2,176,831      1,710,741
                                                          -----------    -----------    -----------
EXPENSES:
    Depreciation                                              592,228      1,024,879      1,019,531
    Operating costs, net of reimbursements                    246,328        450,323        490,462
    Partnership administration                                 76,333         99,869         63,465
    Management and leasing fees                                94,319        169,383        130,040
    Legal and accounting                                      160,717        102,562         89,882
    Bad debt expense                                           74,703         62,709          7,280
    Computer costs                                             25,863         10,673         10,386
    Loss on disposal of real estate assets                          0         25,899              0
                                                          -----------    -----------    -----------
                                                            1,270,491      1,946,297      1,811,046
                                                          -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTEREST                      1,742,269        230,534       (100,305)

MINORITY INTEREST                                              (7,492)       (22,456)        (1,599)
                                                          -----------    -----------    -----------
NET INCOME (LOSS)                                         $ 1,734,777    $   208,078    $  (101,904)
                                                          ===========    ===========    ===========

NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS   $ 1,649,997    $    93,946    $  (101,904)
                                                          ===========    ===========    ===========

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS          $    84,780    $   114,132    $         0
                                                          ===========    ===========    ===========

NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT        $     16.71    $       .95    $     (1.03)
                                                          ===========    ===========    ===========

NET (LOSS) INCOME PER CLASS B LIMITED PARTNER UNIT        $      1.99    $      2.68    $      0.00
                                                          ===========    ===========    ===========

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT             $     10.16    $     14.15    $      6.53
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

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                              Limited Partners
                               ------------------------------------------
                                     Class A                Class B           Total
                               ---------------------    -----------------    Partners'
                               Units       Amount       Units     Amount      Capital
                               ------   ------------    ------   --------   ------------
BALANCE, December 31, 1998     98,716   $ 21,233,579    42,568   $      0   $ 21,233,579

   Net loss                         0       (101,904)        0          0       (101,904)
   Partnership distributions        0       (644,504)        0          0       (644,504)
                               ------   ------------    ------   --------   ------------
BALANCE, December 31, 1999     98,716     20,487,171    42,568          0     20,487,171

   Net income                       0         93,946         0    114,132        208,078
   Partnership distributions        0     (1,396,639)        0          0     (1,396,639)
                               ------   ------------    ------   --------   ------------
BALANCE, December 31, 2000     98,716     19,184,478    42,568    114,132     19,298,610

   Net income (loss)                0      1,649,997         0     84,780      1,734,777
   Partnership distributions        0     (1,002,573)        0          0     (1,002,573)
                               ------   ------------    ------   --------   ------------
BALANCE, December 31, 2001     98,716   $ 19,831,902    42,568   $198,912   $ 20,030,814
                               ======   ============    ======   ========   ============

        The accompanying notes are an integral part of these consolidated statements.

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                      2001           2000           1999
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $ 1,734,777    $   208,078    $  (101,904)
                                                                  -----------    -----------    -----------
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Equity in income of joint ventures                        (671,097)      (244,264)      (204,535)
           Depreciation                                               592,228      1,024,879      1,019,531
           Gain on disposal of real estate assets                  (1,138,601)      (268,103)             0
           Loss on disposal of real estate assets                           0         25,899              0
           Changes in assets and liabilities:
              Accounts receivable                                     159,356        (31,661)       (44,710)
              Deferred lease acquisition costs                        (40,617)       (28,168)       (73,481)
              Prepaid expenses and other assets                       (45,969)         7,231        (32,916)
              Accounts payable, accrued expenses, and
                 refundable security deposits                         (57,719)       119,697        (10,642)
              Due to affiliate                                         22,773         86,479         61,902
              Minority interest                                         7,492         22,456          1,599
                                                                  -----------    -----------    -----------
                 Total adjustments                                 (1,172,154)       714,445        716,748
                                                                  -----------    -----------    -----------
                 Net cash provided by operating activities            562,623        922,523        614,844
                                                                  -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of real estate                               6,486,652        702,604              0
    Investment in real estate                                        (171,006)      (148,342)       (27,499)
    Distributions received from joint ventures                        579,663        546,882        442,005
                                                                  -----------    -----------    -----------
                 Net cash provided by investing activities          6,895,309      1,101,144        414,506
                                                                  -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings              (877,800)      (104,646)             0
    Distributions to partners in excess of accumulated earnings      (247,947)    (1,245,629)      (320,363)
    Distributions to minority interest                                (13,373)       (74,961)        (7,725)
                                                                  -----------    -----------    -----------
                 Net cash used in financing activities             (1,139,120)    (1,425,236)      (328,088)
                                                                  -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           6,318,812        598,431        701,262

CASH AND CASH EQUIVALENTS, beginning of year                        2,268,774      1,670,343        969,081
                                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                            $ 8,587,586    $ 2,268,774    $ 1,670,343
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

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund I (the "Partnership") is a limited partnership organized on April 26, 1984 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. During the periods audited, the Partnership owned the following properties directly: (i) a condominium interest in the Paces Pavilion Property, a medical office building located in Atlanta, Georgia; (ii) the Crowe's Crossing Property, a shopping center located in DeKalb County, Georgia; (iii) the Black Oak Property, a shopping center located in Knoxville, Tennessee; and (iv) the Peachtree Place Property ("Wells-Baker"), a commercial office building located in Atlanta, Georgia. In addition, through its investment in joint ventures, the Partnership owned interests in the following properties: Heritage Place at Tucker ("Tucker"), a retail shopping and commercial office complex located in Tucker, Georgia, and the Cherokee Commons Shopping Center ("Cherokee Commons"), a shopping center located in Cherokee County, Georgia.

The Partnership sold the Crowe's Crossing Property on January 11, 2001 for net proceeds of $6,486,652. As a result of the sale, the Partnership recognized a $1,138,601 gain.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership's interest in Wells-Baker was approximately 90% at December 31, 2001 and 2000. All significant intercompany balances have been eliminated in consolidation.

Minority Interest

Minority interest represents the interest of Wells and Associates, Inc., an affiliate of the general partners, in Wells-Baker. The Partnership sold one of the two commercial office buildings comprising approximately 13% of Wells-Baker on August 31, 2000 for total proceeds of $702,604. As a result of this sale, the Partnership recognized a $268,103 gain, of which approximately $26,810 was allocated to minority interest. At December 31, 2001 and 2000, Wells and Associates, Inc.'s interest in Wells-Baker was approximately 10%.

Use of Estimates and Factors Affecting the Partnership

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

Distribution of Sales Proceeds

Under the partnership agreement, the net proceeds from a sale or exchange of the Partnership's properties are required to be distributed among the partners in accordance with the positive balances in their tax capital accounts, after the allocation of taxable gain on the sale or exchange of such properties, as described below.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the Class B limited partners and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

Under the partnership agreement, gain on the sale or exchange of the Partnership's properties is allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner's adjusted capital contribution, plus a cumulative 15% per annum return on his/her adjusted capital contribution (16% for investments made before December 31, 1984), less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner's capital account balance as of the sale date; (c) then to the general partners in proportion to and to the extent of the excess of (i) each general partner's adjusted capital contribution, over (ii) such general partner's capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the general partners.

Real Estate Assets

Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 2001 or 2000.

Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

Revenue Recognition

All leases on real estate assets held by the Partnership are classified as operating leases and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

Deferred Lease Acquisition Costs

Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in Note 3.

Investment in Joint Ventures

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method of accounting. The joint ventures follow the same significant accounting policies as the Partnership.

Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is generally paid by the joint ventures to the Partnership on a quarterly basis.

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

2.   RELATED-PARTY TRANSACTIONS

As summarized below, due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2001 and 2000 and advances to Wells Real Estate Funds, Inc. ("WREF, Inc."), an entity with management common to the Partnership:

                                                              2001        2000
                                                            --------    --------

Fund I and II--Tucker                                       $ 95,240    $157,647
Fund I, II, II-OW, VI, and VII Associates--Cherokee           18,532      50,301
WREF, Inc.                                                    10,000           0
                                                            --------    --------
                                                            $123,772    $207,948
                                                            ========    ========

The Partnership entered into property management agreements with an unrelated third party and Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of certain of its properties, the Partnership pays an unrelated third party management and leasing fees equal to 1.5% of the gross revenues for management and 1.5% of the gross revenues for leasing. With respect to Wells Management, the Partnership incurs management and leasing fees equal to (a) 1.5% of the gross revenues for management and 1.5% of the gross revenues for leasing, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The partnerships' aggregate management and leasing fees may not exceed a maximum of 6% of annual gross revenues.

The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, for the years ended December 31, 2001, 2000, and 1999 of $174,040, $236,326, and $200,249,
respectively. Wells Management has elected to defer the receipt of its portion of the management and leasing fees due from the Partnership and with respect to the Partnership's interest in properties owned directly and through certain joint ventures. As of December 31, 2001 and 2000, aggregate deferred management and leasing fees at both the Partnership and joint venture levels totaled $2,627,842 and $2,520,040, respectively, all of which are included in due to affiliates in the accompanying balance sheets of the Partnership and the joint ventures (Note 3).

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURES

The Partnership's investment in and percentage ownership of joint ventures at December 31, 2001 and 2000 are summarized as follows:



                                               2001                2000
                                     --------------------   --------------------
                                      Amount      Percent     Amount     Percent
                                     ----------   -------   ----------   -------

Fund I and II--Tucker                $4,170,868     52%     $4,337,149     52%
Fund I, II, II-OW, VI, and VII
Associates--Cherokee                  1,840,011     22       1,498,120     22
                                     ----------             ----------
                                     $6,010,879             $5,835,269
                                     ==========             ==========

The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                         2001           2000
                                                     -----------    ------------
Investment in joint ventures, beginning of year      $ 5,835,269    $ 6,200,073
Equity in income of joint ventures                       671,097        244,264
Distributions from joint ventures                       (495,487)      (609,068)
                                                     -----------    -----------
Investment in joint ventures, end of year            $ 6,010,879    $ 5,835,269
                                                     ===========    ===========

Fund I and II--Tucker

Tucker and Cherokee Commons were previously held in two joint ventures between Fund II and II-OW and the Partnership, which were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Fund I and II Tucker--Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of the Partnership and Fund II and II-OW in each individual property remained unchanged.

On August 1, 1995, the Fund I and II Tucker--Cherokee Joint Venture assigned its ownership in Cherokee Commons to Fund I, II, II-OW, VI, and VII Associates--Cherokee, a joint venture between the Partnership, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). Upon the assignment of Cherokee Commons, the Fund I and II Tucker--Cherokee Joint Venture was renamed Fund I and II--Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office-building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

Following are the financial statements for Fund I and II--Tucker:

                              Fund I and II--Tucker
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                                        $3,260,887   $3,260,887
    Building and improvements, less accumulated depreciation of $4,363,519 in
       2001 and $3,896,844 in 2000                                               5,246,515    5,459,417
                                                                                ----------   ----------
              Total real estate assets                                           8,507,402    8,720,304
Cash and cash equivalents                                                          152,975      117,239
Accounts receivable                                                                103,861      222,778
Prepaid expenses and other assets, net                                             137,437      110,525
                                                                                ----------   ----------
              Total assets                                                      $8,901,675   $9,170,846
                                                                                ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                       $   79,839   $   69,099
    Partnership distributions payable                                              163,584      236,990
    Due to affiliates                                                              686,464      632,762
                                                                                ----------   ----------
              Total liabilities                                                    929,887      938,851
                                                                                ----------   ----------
Partners' capital:
    Wells Real Estate Fund I                                                     4,170,868    4,337,149
    Fund II and II-OW                                                            3,800,920    3,894,846
                                                                                ----------   ----------
              Total partners' capital                                            7,971,788    8,231,995
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $8,901,675   $9,170,846
                                                                                ==========   ==========

                              Fund I and II--Tucker
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Revenues:
    Rental income                                  $1,327,608   $1,390,599   $1,373,213
    Interest income                                     1,511          601          447
                                                   ----------   ----------   ----------
                                                    1,329,119    1,391,200    1,373,660
                                                   ----------   ----------   ----------
Expenses:
    Operating costs, net of reimbursements            398,970      434,738      464,001
    Depreciation                                      483,844      491,806      491,386
    Management and leasing fees                       131,700      121,946      158,269
    Partnership administration                         44,514       37,480       29,109
    Legal and accounting                               15,757        6,824        5,739
    Bad debt expense                                   19,464       27,097            0
                                                   ----------   ----------   ----------
                                                    1,094,249    1,119,891    1,148,504
                                                   ----------   ----------   ----------
Net income                                         $  234,870   $  271,309   $  225,156
                                                   ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund I   $  129,390   $  149,464   $  124,039
                                                   ==========   ==========   ==========

Net income allocated to Fund II and II-OW          $  105,480   $  121,845   $  101,117
                                                   ==========   ==========   ==========

                              Fund I and II--Tucker
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                      Wells Real       Fund II         Total
                                        Estate           and          Partners'
                                        Fund I          II-OW          Capital
                                      -----------    -----------    -----------

Balance, December 31, 1998            $ 4,758,591    $ 4,156,811    $ 8,915,402
    Net income                            124,039        101,117        225,156
    Partnership distributions            (300,690)      (199,736)      (500,426)
                                      -----------    -----------    ------------
Balance, December 31, 1999              4,581,940      4,058,192      8,640,132
    Net income                            149,464        121,845        271,309
    Partnership distributions            (394,255)      (285,191)      (679,446)
                                      -----------    -----------    ------------
Balance, December 31, 2000              4,337,149      3,894,846      8,231,995
    Net income                            129,390        105,480        234,870
    Partnership distributions            (295,671)      (199,406)      (495,077)
                                      -----------    -----------    ------------
Balance, December 31, 2001            $ 4,170,868    $ 3,800,920    $ 7,971,788
                                      ===========    ===========    ===========

                             Funds I and II--Tucker
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001         2000         1999
                                                                  ---------    ---------    ---------
Cash flows from operating activities:
    Net income                                                    $ 234,870    $ 271,309    $ 225,156
                                                                  ---------    ---------    ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                             483,844      491,806      491,386
           Changes in assets and liabilities:
              Accounts receivable                                   118,917      (97,006)     (29,410)
              Prepaid expenses and other assets, net                (26,912)       5,340        6,316
              Accounts payable and accrued expenses                  10,740        1,302        2,833
              Due to affiliates                                      53,702       44,418       39,712
                                                                  ---------    ---------    ---------
                 Total adjustments                                  640,291      445,860      510,837
                                                                  ---------    ---------    ---------
                 Net cash provided by operating activities          875,161      717,169      735,993
Cash flows from investing activities:
    Investment in real estate                                      (270,942)    (115,341)    (260,522)
Cash flows from financing activities:
    Distributions to joint venture partners                        (568,483)    (608,206)    (401,234)
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                 35,736       (6,378)      74,237
Cash and cash equivalents, beginning of year                        117,239      123,617       49,380
                                                                  ---------    ---------    ---------
Cash and cash equivalents, end of year                            $ 152,975    $ 117,239    $ 123,617
                                                                  =========    =========    =========

Supplemental disclosure of noncash activities:
       Write-off of fully depreciated real estate assets          $  17,169    $       0    $       0
                                                                  =========    =========    =========

Fund I, II, II-OW, VI, and VII Associates--Cherokee

Fund I, II, II-OW, VI, and VII Associates--Cherokee (or the "Cherokee Joint Venture") was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker--Cherokee Joint Venture. Concurrent with the formation of Fund I, II, II-OW, VI, and VII Associates--Cherokee, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee Joint Venture to the Cherokee Joint Venture. Percentage ownership interests in the Cherokee Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million in return for an 11% ownership interest. Fund I's ownership interest in the Cherokee Joint Venture changed from 31% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69% to 55%. The $2 million in cash contributed to the Cherokee Joint Venture was used to fund an expansion of the property for an existing tenant. On October 1, 2001, the Cherokee Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                    2001         2000
                                                                                 ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                                         $        0   $1,219,704
    Building and improvements, less accumulated depreciation of $0 in 2001 and
       $3,606,079 in 2000                                                                 0    5,624,924
                                                                                 ----------   ----------
              Total real estate assets                                                    0    6,844,628
Cash and cash equivalents                                                         8,455,308      214,940
Accounts receivable                                                                  54,871       31,356
Prepaid expenses and other assets                                                    21,528      100,866
                                                                                 ----------   ----------
              Total assets                                                       $8,531,707   $7,191,790
                                                                                 ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                        $   30,777   $   23,716
    Refundable security deposits                                                          0       23,839
    Partnership distributions payable                                                77,142      197,191
    Due to affiliates                                                               149,898      137,334
                                                                                 ----------   ----------
              Total liabilities                                                     257,817      382,080
                                                                                 ----------   ----------
Partners' capital:
    Wells Real Estate Fund I                                                      1,840,011    1,498,120
    Fund II and II-OW                                                             4,620,682    3,814,737
    Wells Real Estate Fund VI                                                       907,949      749,777
    Wells Real Estate Fund VII                                                      905,248      747,076
                                                                                 ----------   ----------
              Total partners' capital                                             8,273,890    6,809,710
                                                                                 ----------   ----------
              Total liabilities and partners' capital                            $8,531,707   $7,191,790
                                                                                 ==========   ==========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                        2001           2000          1999
                                                     -----------    -----------   -----------
Revenues:
    Rental income                                    $   758,302    $   965,305   $   945,222
    Interest income                                       69,626             78            68
    Other income                                           1,008              0             0
    Gain on sale of real estate                        1,725,015              0             0
                                                     -----------    -----------   -----------
                                                       2,553,951        965,383       945,290
                                                     -----------    -----------   -----------
Expenses:
    Depreciation                                         254,448        442,250       447,969
    Operating costs, net of reimbursements               (65,676)        24,557        37,583
    Partnership administration                            15,627         23,352        24,882
    Management and leasing fees                           67,560         74,422        94,149
    Legal and accounting                                  18,357          6,180         5,624
    Bad debt expense                                       8,682              0             0
                                                     -----------    -----------   -----------
                                                         298,998        570,761       610,207
                                                     -----------    -----------   -----------
Net income                                           $ 2,254,953    $   394,622   $   335,083
                                                     ===========    ===========   ===========

Net income allocated to Wells Real Estate Fund I     $   541,707    $    94,800   $    80,496
                                                     ===========    ===========   ===========

Net income allocated to Fund II and II-OW            $ 1,230,326    $   215,310   $   182,825
                                                     ===========    ===========   ===========

Net income allocated to Wells Real Estate Fund VI    $   241,460    $    42,256   $    35,881
                                                     ===========    ===========   ===========

Net income allocated to Wells Real Estate Fund VII   $   241,460    $    42,256   $    35,881
                                                     ===========    ===========   ===========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                 Wells Real      Fund II      Wells Real    Wells Real      Total
                                   Estate         and           Estate        Estate      Partners'
                                   Fund I        II-OW         Fund VI       Fund VII      Capital
                                -----------    -----------    ----------    ----------   -----------
Balance, December 31, 1998      $ 1,741,492    $ 4,295,663     $ 844,160    $ 841,460    $ 7,722,775
    Net income                       80,496        182,825        35,881       35,881        335,083
    Partnership distributions      (203,855)      (425,383)      (83,483)     (83,483)      (796,204)
                                -----------    -----------     ---------    ---------    -----------
Balance, December 31, 1999        1,618,133      4,053,105       796,558      793,858      7,261,654
    Net income                       94,800        215,310        42,256       42,256        394,622
    Partnership distributions      (214,813)      (453,678)      (89,037)     (89,038)      (846,566)
                                -----------    -----------     ---------    ---------    -----------
Balance, December 31, 2000        1,498,120      3,814,737       749,777      747,076      6,809,710
    Net income                      541,707      1,230,326       241,460      241,460      2,254,953
    Partnership distributions      (199,816)      (424,381)      (83,288)     (83,288)      (790,773)
                                -----------    -----------     ---------    ---------    -----------
Balance, December 31, 2001      $ 1,840,011    $ 4,620,682     $ 907,949    $ 905,248    $ 8,273,890
                                ===========    ===========     =========    =========    ===========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                      2001           2000           1999
                                                                  -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                    $ 2,254,953    $   394,622    $   335,083
                                                                  -----------    -----------    -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                               254,448        442,250        447,969
           Gain on sale of real estate                             (1,725,015)             0              0
           Changes in assets and liabilities:
              Accounts receivable                                     (56,972)        (3,653)         7,814
              Prepaid expenses and other assets, net                   12,961        (11,020)         1,133
              Accounts payable and accrued expenses, and
                 refundable security deposits                         (29,563)        12,694        (72,272)
              Due to affiliates                                        12,564         15,062         13,005
                                                                  -----------    -----------    -----------
                  Total adjustments                                (1,531,577)       455,333        397,649
                                                                  -----------    -----------    -----------
                  Net cash provided by operating activities           723,376        849,955        732,732
                                                                  -----------    -----------    -----------
Cash flows from investing activities:
    Net proceeds from the sale of real estate                       8,434,089              0              0
    Investment in real estate                                          (6,275)             0        (14,148)
                                                                  -----------    -----------    -----------
                  Net cash provided by (used in) investing
                     activities                                     8,427,814              0        (14,148)
                                                                  -----------    -----------    -----------
Cash flows from financing activities:
    Distributions to joint venture partners                          (910,822)      (841,555)      (734,858)
                                                                  -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                8,240,368          8,400        (16,274)
Cash and cash equivalents, beginning of year                          214,940        206,540        222,814
                                                                  -----------    -----------    -----------
Cash and cash equivalents, end of year                            $ 8,455,308    $   214,940    $   206,540
                                                                  ===========    ===========    ===========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the years ended Decemb 2000 1999 follows:

                                                                        2001            2000           1999
                                                                     -----------    -----------    -----------
Financial statement net income (loss)                                $ 1,734,777    $   208,078    $  (101,904)
Decrease in net loss resulting from:
    Depreciation expense for financial reporting purposes in
       excess of amounts for income tax purposes                         447,329        693,726        720,603
    Expenses deductible when paid for income tax purposes, accrued
       for financial reporting purposes                                  134,113         91,782         87,478
    Gain on sale of property for financial reporting purposes in
       excess of amount for income tax purposes                       (1,509,904)             0              0
    Rental income recognized for income tax purposes in excess of
       amounts for financial reporting purposes                           22,037            258         59,574
    Meals and entertainment                                                1,329            990            590
    Other                                                                      0        (56,999)             0
                                                                     -----------    -----------    -----------
Income tax basis net income                                          $   829,681    $   937,835    $   766,341
                                                                     ===========    ===========    ===========

The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                2001            2000           1999
                                                           ------------    ------------    ------------
Financial statement partners' capital                      $ 20,030,814    $ 19,298,610    $ 20,487,171
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income tax
           purposes                                           4,020,509       3,573,180       2,879,454
       Joint venture change in ownership                         14,293          14,293          14,293
       Accumulated rental income accrued for financial
           reporting purposes in excess of amounts for
           income tax purposes                                  (71,954)        (93,991)        (94,249)
       Accumulated expenses deductible when paid for
           income tax purposes, accrued for financial
           reporting purposes                                 2,559,396       2,425,283       2,333,501
       Accumulated expenses capitalized for income tax
           purposes and expensed for financial reporting
           purposes, net of accumulated amortization             (2,086)         (2,086)         (2,086)
       Partnership distributions payable                        251,672         350,578         299,399
       Other, net                                               (45,173)        (46,502)          9,507
       Gain on sale of property for financial reporting
           purposes in excess of amount for income tax
           purposes                                          (1,509,904)              0               0
                                                           ------------    ------------    ------------
Income tax basis partners' capital                         $ 25,247,567    $ 25,519,365    $ 25,926,990
                                                           ============    ============    ============

5.   RENTAL INCOME

The future minimum rental income due from the Partnership's direct investments in real estate assets or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
                2002                       $1,678,324
                2003                        1,454,185
                2004                        1,199,997
                2005                          942,193
                2006                          878,681
            Thereafter                      1,584,959
                                           ----------
                                           $7,738,339
                                           ==========

One tenant contributed 10% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 32%, 20%, 12%, and 12% of future minimum rental income.

The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
                2002                       $1,158,289
                2003                          900,721
                2004                          615,863
                2005                          431,008
                2006                          397,257
            Thereafter                        775,652
                                           ----------
                                           $4,278,790
                                           ==========

One tenant contributed 11% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 24% and 12% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                           2001 Quarters Ended
                                              ----------------------------------------------------
                                               March 31      June 30    September 30   December 31
                                              ----------   ----------   ------------   -----------
Revenues                                      $1,567,880   $  344,294    $  328,848    $  771,738
Net income (loss)                              1,174,326       20,872       102,301       (27,008)
Net income allocated to Class A limited
    partners                                     737,440       20,872       102,301       789,384
Net income (loss) allocated to Class B
    limited partners                             436,886            0             0      (352,106)
Net income per Class A limited partner unit
    outstanding                               $     7.47   $     0.21    $     1.04    $     7.99
Net income (loss) per Class B limited
    partner unit outstanding                       10.26         0.00          0.00         (8.27)
Distribution per Class A limited partner
    unit outstanding                                2.66         2.50          2.50          2.50

                                                          2000 Quarters  Ended
                                                -------------------------------------------------
                                                March 31    June 30    September 30   December 31
                                                --------   ---------   ------------   -----------
Revenues                                        $482,424   $ 479,425     $721,446      $ 493,536
Net income (loss)                                  3,134     (50,432)     238,189         17,187
Net income (loss) allocated to Class A
    limited partners                               3,134     (50,432)     238,189        (96,945)
Net income (loss) per Class A limited partner
    unit outstanding (a)                        $   0.03   $   (0.51)    $   2.41      $   (0.98)
Distribution per Class A limited partner unit
    outstanding                                     3.12        3.52         3.75           3.76

     (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from rounding differences between quarters.

7.   COMMITMENTS AND CONTINGENCIES

Litigation is pending against the Partnership and its general partners whereby certain limited partners of the Partnership (the "Plaintiffs") have alleged that the Amended and Restated Consent Solicitation Statement (the "Consent Solicitation") dated August 25, 2000 contains misrepresentations or omissions of material fact in violation of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-3 related to the methodology used to allocate proceeds from the sale of properties to the Class B limited partners. The Partnership has withdrawn the Consent Solicitation, and in response, the Plaintiffs have filed an amended complaint alleging that the general partners have breached their fiduciary duties with respect to the handling of sales proceeds under the partnership agreement. The Partnership will respond to the amended complaint on or before March 1, 2002. Currently, it is management's belief that the potential liability associated with this matter is neither probable nor estimable; thus, no related accruals have been provided for in the accompanying financial statements.

Management, after consultation with legal counsel, is not aware of any other significant litigation or claims against the Partnership. In the normal course of business, the Partnership may become subject to such litigation or claims.

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

Sequential
Exhibit No.                Description of Document
----------                 -----------------------

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

*10(f) Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(g) Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(h) Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(i) Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(j) Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10(k) Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(l) Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(m) First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(n) Custodial Agency Agreement between Wells Real Estate Fund I and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(o) Purchase and Sale Agreement for the sale of the Crowe's Crossing Shopping Center dated November 28, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2000, File No. 0-14463)

10(p) Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (filed herewith)