Form 10-K/A
period 2001-12-31
WELLS REAL ESTATE FUND I
filed 2002-03-28
CIK 746259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Yes [X]    No [ ]

Aggregate market value of the voting stock held by nonaffiliates:     Not Applicable
                                                                    ------------------

                INFORMATION TO BE INCLUDED IN THE ANNUAL REPORT


     Wells Real Estate Fund I (the "Registrant") hereby amends its Annual Report on Form 10-K for fiscal year ending December 31, 2001, by filing the attached
Schedule III, which is hereby incorporated into Item 8 of said Annual Report on Form 10-K by reference.

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

(d)  See (a) 2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2002.

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

     Signature                         Title                        Date
------------------------   ----------------------------------   --------------


/s/Leo F. Wells, III
------------------------
Leo F. Wells, III          Individual General Partner,          March 28, 2002
                           President and Sole Director of
                           Wells Capital, Inc., the Corporate
                           General Partner

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

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2001

                                                                      Initial Cost
                                                              ----------------------------    Costs of
                                                                             Buildings and   Capitalized
           Description               Ownership  Encumbrances      Land        Improvements   Improvements
           -----------               ---------  ------------  ----------     -------------   ------------
PACES PAVILION (a)                     100%        None       $  515,078      $ 3,158,662    $ 1,941,982

BLACK OAK PLAZA (b)                    100         None          727,500        4,151,849      1,198,442

CROWE'S CROSSING (c)                   100         None        1,317,220        7,617,905        294,571

PEACHTREE PLACE (d)                     90         None          187,087                0      1,097,878

CHEROKEE COMMONS (e)                    24         None        1,142,663        6,462,837      2,847,964

HERITAGE PLACE AT TUCKER (f)            55         None        2,756,378                0     10,131,710
                                                              ----------      -----------    -----------
             Total                                            $6,645,926      $21,391,253    $17,512,547
                                                              ==========      ===========    ===========

                                           Gross Amounts at Which Carried at December 31, 2001
                                        ---------------------------------------------------------
                                                      Buildings and    Construction
         Description                        Land      Improvements     in Progress      Total
         -----------                    ----------    -------------    ------------   -----------
PACES PAVILION (a)                      $  501,049    $ 5,114,669         $    0      $ 5,615,718

BLACK OAK PLAZA (b)                        737,770      5,331,608          8,413        6,077,791

CROWE'S CROSSING (c)                             0              0              0                0

PEACHTREE PLACE (d)                        201,789      1,071,439            316        1,273,544

CHEROKEE COMMONS (e)                             0              0              0                0

HERITAGE PLACE AT TUCKER (f)             3,260,887      9,610,034              0       12,870,921
                                        ----------    -----------         ------      -----------
              Total                     $4,701,495    $21,127,750         $8,729      $25,837,974
                                        ==========    ===========         ======      ===========

                                                                               Life on Which
                                        Accumulated     Date of       Date      Depreciation
        Description                     Depreciation  Construction  Acquired   Is Computed(g)
        -----------                    -------------  ------------  --------  ---------------
PACES PAVILION (a)                     $ 2,709,679        1986      12/27/85   20 to 25 years

BLACK OAK PLAZA (b)                      2,553,204        1986      12/31/86   20 to 25 years

CROWE'S CROSSING (c)                             0        1986      12/31/86   20 to 25 years

PEACHTREE PLACE (d)                        611,763        1986      04/09/85   20 to 25 years

CHEROKEE COMMONS (e)                             0        1986      06/09/87   20 to 25 years

HERITAGE PLACE AT TUCKER (f)             4,363,517        1987      09/04/86   20 to 25 years
                                       -----------
               Total                   $10,238,163
                                       ===========

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

                     WELLS REAL ESTATE FUND I AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2001

                                                                Accumulated
                                                Cost            Depreciation
                                             -----------        ------------

BALANCE AT DECEMBER 31, 1997                 $45,058,865         $11,100,906

    1998 additions                               200,645           1,910,512
                                             -----------         -----------
BALANCE AT DECEMBER 31, 1998                  45,259,510          13,011,418

    1999 additions                               299,203           1,958,893
                                             -----------         -----------
BALANCE AT DECEMBER 31, 1999                  45,558,713          14,970,311

    2000 additions                               275,964           1,968,721
    2000 deductions                             (725,885)           (265,485)
                                             -----------         -----------
BALANCE AT DECEMBER 31, 2000                  45,108,792          16,673,547

    2001 additions                               473,134           1,315,188
    2001 deductions                          (19,743,952)         (7,750,572)
                                             -----------         -----------
BALANCE AT DECEMBER 31, 2001                 $25,837,974         $10,238,163
                                             ===========         ===========