Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND I
filed 2002-05-14
CIK 746259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  March 31, 2002                or
                              -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission file number                       0-14463
                       ---------------------------------------------------------

                            WELLS REAL ESTATE FUND I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                            58-1565512
------------------------------------------            --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                         30092
------------------------------------------            --------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                      --------------------------

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

         Yes    X                        No  _____
              -----

                                    FORM 10-Q

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 2002 and December 31, 2001                                3

             Consolidated Statements of (Loss) Income for the Three Months Ended
                 March 31, 2002 and 2001                                                                      4

             Consolidated Statements of Partners' Capital for the Three Months Ended March 31,
                 2002 and the Year Ended December 31, 2001                                                    5

             Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2002 and 2001                                                                      6

             Condensed Notes to Consolidated Financial Statements                                             7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                      10

PART II.  OTHER INFORMATION                                                                                  14

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,          December 31,
                                                                                     2002                2001
                                                                                   ------------       ------------
ASSETS:
    Real estate, at cost:
       Land                                                                        $  1,440,608       $  1,440,608
       Building and improvements, less accumulated depreciation
           of $6,023,030 in 2002 and $5,874,649 in 2001                               5,506,743          5,651,798
                                                                                   ------------       ------------
              Total real estate assets                                                6,947,351          7,092,406
    Investments in joint ventures (Note 2)                                            5,957,174          6,010,879
    Cash and cash equivalents                                                         8,407,260          8,587,586
    Accounts receivable                                                                 129,994            145,114
    Due from affiliates                                                                  74,020            123,772
    Prepaid expenses and other assets                                                   135,724            130,195
    Deferred lease acquisition costs                                                    200,956            197,558
                                                                                   ------------       ------------
              Total assets                                                         $ 21,852,479       $ 22,287,510
                                                                                   ============       ============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable and accrued expenses                                       $     22,947       $     52,876
       Due to affiliates                                                              1,806,825          1,795,903
       Refundable security deposits                                                     123,016            111,875
       Partnership distributions payable                                                278,176            251,701
       Minority interest                                                                 42,641             44,341
                                                                                   ------------       ------------
              Total liabilities                                                       2,273,605          2,256,696
                                                                                   ============       ============
    Partners' capital:
       Limited partners:
           Class A--98,716 units outstanding                                         19,528,343         19,831,902
           Class B--42,568 units outstanding                                             50,531            198,912
                                                                                   ------------       ------------
              Total partners' capital                                                19,578,874         20,030,814
                                                                                   ------------       ------------
              Total liabilities and partners' capital                              $ 21,852,479       $ 22,287,510
                                                                                   ============       ============

      The accompanying notes are an integral part of these balance sheets.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME

                                                                             Three Months Ended
                                                                       -------------------------------
                                                                         March 31,        March 31,
                                                                            2002            2001
                                                                       --------------  ---------------
REVENUES:
    Rental income                                                        $   262,843     $   228,753
    Interest income                                                           12,343         102,032
    Equity in income of joint ventures (Note 2)                               31,367          75,307
    Gain on sale of real estate                                                    0       1,161,788
                                                                       --------------    -------------
                                                                             306,553       1,567,880
                                                                       --------------    -------------

EXPENSES:
    Depreciation                                                             148,381         162,213
    Operating costs--rental properties, net of tenant reimbursements         190,491         163,063
    Legal and accounting                                                      48,582          15,837
    Partnership administration                                                34,345          18,026
    Management and leasing fees                                               26,077          29,247
    Computer costs                                                             3,262           1,200
                                                                       --------------    -------------
                                                                             451,138         389,586
                                                                       --------------    -------------

NET (LOSS) INCOME BEFORE MINORITY INTEREST                                  (144,585)      1,178,294
MINORITY INTEREST                                                                (98)         (3,968)
                                                                       --------------    -------------
NET (LOSS) INCOME                                                        $  (144,683)    $ 1,174,326
                                                                       ==============    =============

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                  $     3,698     $   737,440
                                                                       ==============    =============

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS                         $  (148,381)    $   436,886
                                                                       ==============    =============

NET INCOME PER CLASS A LIMITED PARTNER UNIT                              $      0.04     $      7.47
                                                                       ==============    =============

NET (LOSS) INCOME PER CLASS B LIMITED PARTNER UNIT                       $     (3.49)    $     10.26
                                                                       ==============    =============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                       $      3.11     $      2.66
                                                                       ==============    =============

        The accompanying notes are an integral part of these statements

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                  AND FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                          Limited Partners                 Total
                                            ------------------------------------------
                                                   Class A                Class B        Partners'
                                            ---------------------  -------------------
                                             Units      Amounts     Units    Amounts      Capital
                                            -------- ------------- ------- -----------  ------------
BALANCE, December 31, 2000                   98,716   $19,184,478   42,568  $ 114,132   $19,298,610

    Net income                                    0     1,649,997        0     84,780     1,734,777
    Partnership distribution                      0    (1,002,573)       0          0    (1,002,573)
                                            -------- ------------- ------- -----------  ------------
BALANCE, December 31, 2001                   98,716    19,831,902   42,568    198,912    20,030,814

    Net loss                                      0         3,698        0   (148,381)     (144,683)
    Partnership distributions                     0      (307,257)       0          0      (307,257)
                                            -------- ------------- ------- -----------  ------------
BALANCE, March 31, 2002                      98,716   $19,528,343   42,568  $  50,531   $19,578,874
                                            ======== ============= ======= ===========  ============

        The accompanying notes are an integral part of these statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                    -----------------------------
                                                                                     March 31,         March 31,
                                                                                       2002               2001
                                                                                    -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                               $   (144,683)   $   1,174,326
                                                                                    -------------   --------------
    Adjustments to reconcile net (loss) income to net cash provided by
       (used in) operating activities:
           Equity in income of joint ventures                                            (31,367)         (75,307)
           Depreciation                                                                  148,381          162,213
           Bad debt expense                                                                    0           95,742
           Gain on sale of real estate assets                                                  0       (1,161,788)
           Changes in assets and liabilities:
              Accounts receivable                                                         15,120           24,349
              Deferred lease acquisition costs                                            (3,398)           6,393
              Prepaid expenses and other assets                                           (5,529)         (43,189)
              Accounts payable and accrued expenses                                      (29,929)         (64,635)
              Refundable security deposits                                                11,141          (46,482)
              Due to affiliates                                                           10,922           (4,246)
              Minority interest                                                               98            3,968
                                                                                    -------------   --------------
                 Total adjustments                                                       115,439       (1,102,982)
                                                                                    -------------   --------------
                 Net cash provided by (used in) operating activities                     (29,244)          71,344
                                                                                    -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                           134,824          157,949
    Proceeds from sale of real estate                                                          0        6,592,202
    Investment in real estate                                                             (3,326)          (6,364)
                                                                                    -------------   --------------
                 Net cash provided by investing activities                               131,498        6,743,787
                                                                                    -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Minority interest distributions                                                       (1,798)          (5,095)
    Partnership distributions paid                                                      (280,782)        (372,183)
                                                                                    -------------   --------------
                 Net cash used in financing activities                                  (282,580)        (377,278)
                                                                                    -------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (180,326)       6,437,853

CASH AND CASH EQUIVALENTS, beginning of year                                           8,587,586        2,268,774
                                                                                    -------------   --------------
CASH AND CASH EQUIVALENTS, end of period                                            $  8,407,260    $   8,706,627
                                                                                    =============   ==============

        The accompanying notes are an integral part of these statements.

                            WELLS REAL ESTATE FUND I

                     (A Georgia Public Limited Partnership)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  General

     Wells Real Estate Fund I (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"), a Georgia corporation, serving as its General Partners. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

     On September 6, 1984, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 5, 1986 upon receiving and accepting gross proceeds of $35,321,000 for a total of 141,282 Class A and Class B limited partner units from 4,895 limited partners at $250 per unit.

     As of March 31, 2002, the Partnership owned interests in the following two properties directly: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, in which the Partnership owns an approximately 27% condominium interest, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     As of March 31, 2002, the Partnership owned interests in the following 2 properties through the affiliated joint ventures listed below:

     --------------------------------------------------------------------------------------------------------------------
                  Joint Venture                       Joint Venture Partners                      Properties
                  -------------                       ----------------------                      ----------
     --------------------------------------------------------------------------------------------------------------------
     Wells Baker Associates                   -        The Partnership                 1.  Peachtree Place
                                              -        Wells & Associates, Inc.*           A commercial office building
                                                                                           located in suburban Atlanta,
                                                                                           Georgia.

     --------------------------------------------------------------------------------------------------------------------
     Fund I-Fund II Tucker Associates         -        The Partnership                 2.  Heritage Place
                                              -        Fund II-IIOW Associates**           A retail shopping center and
                                                                                           commercial office complex
                                                                                           located in Tucker, Georgia
     --------------------------------------------------------------------------------------------------------------------

     * Wells & Associates, Inc. is affiliated with the Partnership through common management

     ** Fund II- IIOW Associates is a joint venture between Wells Real Estate
        Fund II and Wells Real Estate Fund II-OW.

     On January 11, 2001, the Partnership sold its 100% interest in the Crowe's Crossing property, a shopping center located in DeKalb County, Georgia, to an unrelated third-party.

     On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Fund II and IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third-party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

     Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing properties and joint ventures, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

     (b) Basis of Presentation

     The consolidated financial statements include the accounts of the Partnership and Wells Baker Associates. The Partnership's interest in Wells Baker Associates was approximately 90% for each of the periods presented. All significant intercompany balances have been eliminated in consolidation. Minority interest represents Wells & Associates, Inc.'s interest in Wells Baker Associates of approximately 10% for each of the periods presented.

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Allocation of Net Income, Net Loss, and Gain on Sale

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

     (d) Distribution of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

          . First, to the Class A limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

          . Second, to the Class B limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

          . Third, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.


2.   INVESTMENTS IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

  (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures, in which the Partnership held ownership interests, for the three months ended March 31, 2002 and 2001:

                                                                                                    Partnership's
                                           Total Revenues                Net Income              Share of Net Income
                                      ------------------------ ---------------------------- ---------------------------
                                         Three Months Ended          Three Months Ended           Three Months Ended
                                      ------------------------ ---------------------------- ---------------------------
                                       March 31,    March 31,      March 31,     March 31,     March 31,     March 31,
                                        2002          2001          2002           2001         2002           2001
                                      ----------  ------------ -------------  ------------  ------------  -------------
     Fund I-II Tucker Associates       $331,409     $337,369        $46,098       $59,652      $25,395       $32,862
     Fund I-II-IIOW-VI-VII
         Associates                           0      253,584         24,861       176,684        5,972        42,445
                                      ----------  ------------ -------------  ------------  ------------  -------------
                                       $331,409     $590,953        $70,959      $236,336      $31,367       $75,307
                                      ==========  ============ =============  ============  ============  =============

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1,
     2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

  (a) Forward Looking Statements

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b) Results of Operations

Revenues
Gross revenues decreased to $306,553 for the three months ended March 31, 2002, compared to $1,567,880 for the three months ended March 31, 2001, due to (i) the gain recognized on the sale of the Crowe's Crossing property in the first quarter of 2001, (ii) a decrease in equity in income of joint ventures resulting from (a) the sale of the Cherokee Commons property during the third quarter of 2001 and (b) receivables due from tenants at Heritage Place, which were written-off in 2002 and (iii) additional interest income in 2001 earned on the proceeds from the sale of the Crowe's Crossing property resulting from higher interest rates existing in 2001, partially offset by an increase in rental income as a result of two tenants taking occupancy of previously vacant space at Paces Pavilion in the fourth quarter of 2001.

Expenses
Total expenses increased to $451,138 for 2002 compared to $389,586 for 2001 due to (i) increased legal fees related to the pending litigation discussed in Item 3 below, (ii) increased net operating costs resulting from higher occupancy at Paces Pavilion and the related tenant reimbursements billings, which will commence in 2003 in accordance with the terms of the new tenant leases, and
(iii) increased partnership administration costs related to the pending litigation mentioned above and marketing of the Heritage Place Property, as further discussed in the following section, partially offset by (i) a decrease in depreciation expense and (ii) decreased management and leasing fees resulting from the sale of the Crowe's Crossing property and reduced occupancy at Black Oak Plaza during the preceding twelve months.

Distributions
The Partnership declared cash distributions to the limited partners holding Class A Units of $3.11 and $2.66 per unit for the three months ended March 31, 2002 and 2001, respectively. No distributions have been paid to the limited partners holding Class B Units or to the General Partners. Cash distributions payable to the limited partners holding Class A Units are anticipated to decline in 2002 and future years, as the Partnership's portfolio of properties is reduced, which is further explained in the following section.

(c) Liquidity and Capital Resources

Net cash flows from operating activities decreased to $29,244 used for the three months ended March 31, 2002, compared to $71,344 provided for the three months ended March 31, 2001, primarily due to (i) the decrease in revenues and increase in expenses described in the previous section, (ii) nonrecurring expenses related to the sale of a portion of Peachtree Place in 2000, which were paid in the first quarter of 2001, and (iii) a reduction in accounts receivable collected in 2002 as a result of the sale of the Crowe's Crossing property. Net cash provided by investing activities decreased to $131,498 for the three months ended March 31, 2002, compared to $6,743,787 for the three months ended March 31, 2001, largely due to proceeds received in the first quarter of 2001 from the sale of the Crowe's Crossing property. Net cash used in financing activities decreased to $282,580 for three months ended March 31, 2002 from $377,278 for the three months ended March 31, 2001 due to the corresponding decrease in cash available for limited partner distributions resulting from the decrease in cash flows provided by operating and investing activities. Accordingly, cash and cash equivalents decreased to $8,407,260 as of March 31, 2002 from $8,587,586 as of March 31, 2001.

As of March 31, 2002, the proceeds from the sales of a portion of Peachtree Place, the Cherokee Commons property, and the Crowe's Crossing property have not been distributed to the limited partners pending the results of the Consent Solicitation Statement recently mailed to the limited partners and described in more detail in the "Subsequent Events" section below.

Management estimates that the fair market value of each of the properties in which the Partnership invests, either directly or through joint ventures, exceeds the carrying value of the corresponding real estate assets on a held for use basis under SFAS No. 121 and SFAS No. 144. Thus, no impairment losses have been recorded. The Partnership recently decided to begin the process of selling its properties. Currently, Heritage Place is being actively marketed for sale. Upon finalizing negotiations, the real estate assets of Heritage Place would be reclassified as `held for sale' and, in accordance with SFAS No. 121 and SFAS No. 144, depreciation would be discontinued and the potential impairment of the related real estate assets would be reassessed on a held for sale basis. Management is not contractually or financially obligated to sell any of its properties.

(d)  Subsequent Events

In April 2002, the Partnership mailed to the limited partners a Consent Solicitation Statement dated April 9, 2002, requesting the consent to amend the existing Partnership Agreement to authorize the General Partners to use, if they determine in their judgment that such action is necessary, proper or desirable to carry out the business of the Partnership, certain of the net sale proceeds from the sale of other partnership properties to acquire on behalf of the Partnership additional or all interests, including condominium interests, in Paces Pavilion, a medical office building in which the Partnership currently owns an approximately 27% condominium interest.

(e)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership's exposure to increases in costs and other operating expenses resulting from the impact of inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases containing higher base rental rates.

(f) Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest either directly or through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements either directly or through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

             (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION

ITEM 3.    LEGAL PROCEEDINGS

On December 21, 2001, a class action lawsuit was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, against the Partnership and the General Partners by John Weiss, John Weiss IRA, William Main, Jeanne Rose, Diana Schulz and Michael Woo, individually and allegedly on behalf of all Class A limited partners of the Partnership (the "Weiss Litigation"). On January 30, 2002, the plaintiffs in the Weiss Litigation filed an amended complaint, which restated the original complaint in its entirety and added certain additional claims (the "Amended Complaint"). The Amended Complaint alleges, among other things, that (i) the Amended and Restated Consent Solicitation Statement dated August 25, 2000 (the "2000 Consent Solicitation") contained material misrepresentations or omissions of fact in violation of Rule 14a-3 promulgated under Section 14(a) of the Securities Exchange Act of 1934 ("Count One"), and (ii) the defendants had breached the Partnership Agreement and breached their fiduciary duties to the plaintiffs by holding net proceeds from the sale of the Partnership's properties that should be distributed to the Class A limited partners. In addition to seeking compensatory damages, the plaintiffs in the Weiss Litigation are also seeking an injunction against the Partnership and the General Partners from (i) issuing consent solicitations for proxies to disburse monies in breach of the Partnership Agreement, (ii) submitting any further consent solicitations for proxies that do not meet the requirements of Rule 14a-3, (iii) modifying the Partnership Agreement provisions for cash distributions without the approval of 100% of the Class A limited partners, and (iv) disbursing the proceeds from the sale of the Partnership's properties to Class B limited partners. In addition, the plaintiffs in the Weiss Litigation request specific performance to require the defendants to perform their obligations under the Partnership Agreement and that an equitable accounting be made of the nature and amount of net proceeds from the sale of the Partnership's properties and the appropriate distribution and time for distribution of such funds.

On March 13, 2002, the Partnership and the General Partners filed their answer to the Amended Complaint and a motion to dismiss Count One of the Amended Complaint on the basis that (i) the plaintiffs had failed to comply with the certain procedural requirements imposed on litigation of this type, (ii) the plaintiffs' claims under Count One were time-barred because they were not filed within the applicable one-year statute of limitations period, and (iii) the plaintiffs' claims were moot due to the fact that the 2000 Consent Solicitation was withdrawn and terminated on January 17, 2002. In their answer, the Partnership and the General Partners deny that they have breached the Partnership Agreement or breached their fiduciary duties to the plaintiffs and oppose all relief sought under the Amended Complaint. The plaintiffs have filed a response brief asserting, among other things, that defendants' motion to dismiss Counts One should be denied. These matters are currently pending before the Court.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On January 17, 2002, the Amended and Restated Consent Solicitation Statement dated August 25, 2000 was withdrawn and terminated.

(b)   N/A.

(c)   N/A.

(d)   N/A.

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE FUND I
                             (Registrant)

Dated:  May 10, 2002  By /s/ Leo F. Wells, III
                         ---------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President
                              and Chief Financial Officer
                              of Wells Capital, Inc.