Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND I
filed 2002-08-14
CIK 746259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-14463

WELLS REAL ESTATE FUND I
(Exact name of registrant as specified in its charter)

Georgia	58-1565512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

FORM 10-Q

WELLS REAL ESTATE FUND I
(A Georgia Public Limited Partnership)

PART I.     FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund I (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND I
(A Georgia Public Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2002	December 31, 2001
ASSETS:
Real estate, at cost:
Land	$1,440,608	$1,440,608
Building and improvements, less accumulated depreciation of $6,171,413 as of June 30, 2002 and $5,874,649 as of December 31, 2001	5,358,360	5,651,798

Total real estate assets	6,798,968	7,092,406

Investments in joint ventures (Note 2)	3,754,689	6,010,879
Cash and cash equivalents	8,211,243	8,587,586
Due from affiliates	2,206,099	123,772
Deferred lease acquisition costs	179,782	197,558
Accounts receivable	180,015	145,114
Prepaid expenses and other assets	137,005	130,195

Total assets	$21,467,801	$22,287,510

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$49,875	$52,876
Due to affiliates (Note 3)	1,819,298	1,795,903
Refundable security deposits	126,922	111,875
Partnership distribution payable	240,286	251,701
Minority interest	41,064	44,341

Total liabilities	2,277,445	2,256,696

Partners’ capital:
Limited partners:
Class A—98,716 units	19,190,356	19,831,902
Class B—42,568 units	0	198,912

Total partners’ capital	19,190,356	20,030,814

Total liabilities and partners’ capital	$21,467,801	$22,287,510

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND I
(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Rental income	$270,109	$181,293	$532,952	$410,046
Interest income	65,031	87,817	77,374	189,849
Equity in income of joint ventures (Note 2)	33,476	75,184	64,843	150,492
Gain on sale of real estate	0	0	0	1,161,788

	368,616	344,294	675,169	1,912,175

EXPENSES:
Depreciation	148,383	146,866	296,764	309,079
Operating costs—rental properties, net of tenant reimbursements	32,121	97,054	222,612	260,120
Legal and accounting	227,323	10,935	273,092	25,595
Management and leasing fees	14,981	13,837	29,865	36,689
Partnership administration	63,812	34,447	100,970	53,650
Lease acquisition costs	22,806	9,322	33,999	15,716
Computer expenses	2,623	10,231	5,885	11,431

	512,049	322,692	963,187	712,280

(LOSS) INCOME BEFORE MINORITY INTEREST	(143,433)	21,602	(288,018)	1,199,895
MINORITY INTEREST	1,705	(730)	1,607	(4,697)

NET (LOSS) INCOME	$(141,728)	$20,872	$(286,411)	$1,195,198

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(91,197)	$20,872	$(87,499)	$758,312

NET (LOSS) INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$(50,531)	$0.00	$(198,912)	$436,886

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(0.92)	$(0.21)	$(2.01)	$7.68

NET (LOSS) INCOME PER CLASS B LIMITED PARTNER UNIT	$(1.19)	$0.00	$(4.67)	$10.26

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$2.50	$2.50	$5.61	$5.16

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND I
(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2001
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2000	98,716	$19,184,478	42,568	$114,132	$19,298,610
Net income	0	1,649,997	0	84,780	1,734,777
Partnership distributions	0	(1,002,573)	0	0	(1,002,573)

BALANCE, December 31, 2001	98,716	19,831,902	42,568	198,912	20,030,814
Net loss	0	(87,499)	0	(198,912)	(286,411)
Partnership distributions	0	(554,047)	0	0	(554,047)

BALANCE, June 30, 2002 (unaudited)	98,716	$19,190,356	42,568	$0	$19,190,356

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND I
(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(286,411)	$1,195,198

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(64,843)	(150,492)
Depreciation	296,764	309,079
Bad debt expense	0	76,068
Gain on sale of real estate assets	0	(1,161,788)
Changes in assets and liabilities:
Accounts receivable	(34,901)	70,760
Deferred lease acquisition costs	17,776	5,708
Prepaid expenses and other assets	(6,810)	(35,322)
Accounts payable and accrued expenses	(3,001)	(70,970)
Refundable security deposits	15,047	(47,806)
Due to affiliates	23,395	7,787
Minority interest	(1,607)	4,697

Total adjustments	241,820	(992,279)

Net cash (used in) provided by operating activities	(44,591)	202,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	238,706	379,303
Proceeds from the sale of real estate	0	6,592,202
Investment in real estate	(3,326)	(41,364)

Net cash provided by investing activities	235,380	6,930,141

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interests	(1,670)	(7,441)
Distributions to limited partners	(565,462)	(690,515)

Net cash used in financing activities	(567,132)	(697,956)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(376,343)	6,435,104
CASH AND CASH EQUIVALENTS, beginning of year	8,587,586	2,268,774

CASH AND CASH EQUIVALENTS, end of period	$8,211,243	$8,703,878

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND I
(A Georgia Public Limited Partnership)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its General Partners. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

On September 6, 1984, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 5, 1986 upon receiving and accepting gross proceeds of $35,321,000 for a total of 141,284 Class A and Class B limited partner units from 4,895 limited partners at $250 per unit.

As of June 30, 2002, the Partnership owned interests in the following two properties directly: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, in which the Partnership owns an approximately 27% condominium interest, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

As of June 30, 2002, the Partnership owned interests in the following 2 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Wells Baker Associates	— Wells Real Estate Fund I — Wells & Associates, Inc.*	1. Peachtree Place A commercial office building located in suburban Atlanta, Georgia.

Fund I-Fund II Tucker Associates	— Wells Real Estate Fund I — Fund II-IIOW Associates**	2. Heritage Place A retail shopping center and commercial office complex located in Tucker, Georgia

*	Wells & Associates, Inc. is affiliated with the Partnership through common management
**	Fund II- IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On January 11, 2001, the Partnership sold its 100% interest in the Crowe’s Crossing property, a shopping center located in DeKalb County, Georgia, to an unrelated third-party.

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

(b)  Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and Wells Baker Associates. The Partnership’s interest in Wells Baker Associates was approximately 90% for each of the periods presented. All significant intercompany balances have been eliminated in consolidation. Minority interest represents Wells & Associates, Inc.’s interest in Wells Baker Associates of approximately 10% for each of the periods presented.

The consolidated financial statements of the Partnership have been prepared in accordance with instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c)  Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the Class B limited partners and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

Under the partnership agreement, gain on the sale or exchange of the Partnership’s properties is allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 15% per annum return on his/her adjusted capital contribution (16% for investments made before December 31, 1984), less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date; (c) then to the general partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted capital contribution, over (ii) such general partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the general partners.

(d)  Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to the Class A limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Third, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

(e)  Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

At this time, Heritage Place is being actively marketed for sale. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales.

2.    INVESTMENT IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b)  Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures, in which the Partnership held ownership interests, for the three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund I-II Tucker Associates	$321,752	$346,837	$48,486	$88,067	$26,711	$26,668
Fund I-II-IIOW-VI-VII Associates	26,952	253,968	28,163	111,010	6,765	48,516

	$348,704	$600,805	$76,649	$199,077	$33,476	$75,184

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund I-II Tucker Associates	$654,011	$684,315	$94,583	$147,720	$52,105	$69,113
Fund I-II-IIOW-VI-VII Associates	70,278	510,976	53,023	287,694	12,738	81,379

	$724,289	$1,195,291	$147,606	$435,414	$64,843	$150,492

3.    DUE TO AFFILIATES

Pursuant to property management and leasing agreements entered into with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, the Partnership is obligated to pay property management and leasing fees to Wells Management in amounts equal to 6% of gross revenues for the property management and leasing services provided to the Partnership. Wells Management has voluntarily elected to defer receipt of certain of the property management and leasing fees due and payable to it over the term of the Partnership, both with respect to properties owned directly by the Partnership and with respect to properties in which the Partnership owns an interest through joint ventures. As of December 31, 2001 and June 30, 2002, aggregate deferred management and leasing fees due to Wells Management with respect to properties owned directly by the Partnership totaled $1,795,903 and $1,819,298 respectively. As of December 31, 2001 and June 30, 2002, aggregate deferred property management and leasing fees due to Wells Management with respect of both properties owned directly by the Partnership and properties in which the Partnership owns an interest through joint ventures totaled $2,627,824 and $2,668,667, respectively. It is anticipated that such deferred property management and leasing fees do to Wells Management will ultimately be paid by the Partnership out of net proceeds from the sale of the Partnership’s properties.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

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

(b)  Results of Operations

Revenues

Gross revenues decreased to $675,169 for the six months ended June 30, 2002, compared to $1,912,175 for the six months ended June 30, 2001, due to (i) the gain recognized on the sale of the Crowe’s Crossing property in the first quarter of 2001, (ii) a decrease in equity in income of joint ventures resulting from (a) the sale of the Cherokee Commons property during the third quarter of 2001 and (b) receivables due from tenants at Heritage Place, which were written-off in 2002, and (iii) additional interest income earned in 2001 as a result of holding the proceeds from the sale of the Crowe’s Crossing property and higher interest rates prevailing in 2001, partially offset by an increase in rental income as a result of two tenants taking occupancy of previously vacant space at Paces Pavilion in the fourth quarter of 2001.

Gross revenues increased to $368,616 for the three months ended June 30, 2002, compared to $344,294 for the three months ended June 30, 2001, primarily due to increased occupancy rates at Paces Pavilion beginning in the fourth quarter of 2001, partially offset by decreased interest income, due to lower interest rates, and the reduction in equity in income of joint ventures as explained in the preceding paragraph.

Expenses

Total expenses increased to $963,187 for 2002 compared to $712,280 for 2001 due to (i) increased legal fees related primarily to the pending litigation discussed in Item 3, (ii) increased partnership administration costs related primarily to the pending litigation discussed in Item 3 and the marketing of Heritage Place, as further discussed in the following section, and (iii) an increase in lease acquisition costs related to leasing space to new tenants at Paces Pavilion, partially offset by an increase in operating cost reimbursements resulting from the corresponding increase in occupancy at Paces Pavilion.

Accordingly, net (loss) income for the Partnership decreased to $(286,411) for the six months ended June 30, 2002, from net income of $1,195,198 for the same period in 2001.

Distributions

The Partnership paid cash distributions to the limited partners holding Class A units of $5.61 and $5.16 per unit for the six months ended June 30, 2002 and 2001, respectively. No distributions have been paid to the limited partners holding Class B Units or to the General Partners. Cash distributions payable to the limited partners holding Class A Units are anticipated to decline in 2002 and future years, as the Partnership’s portfolio of properties is reduced, which is further explained in the following section.

(c)  Liquidity and Capital Resources

Net cash flows from operating activities decreased to $44,591 used for the six months ended June 30, 2002, compared to $202,919 provided for the six months ended June 30, 2001, primarily due to (i) the decrease in revenues and increase in expenses described in the previous section, (ii) nonrecurring expenses related to the sale of a portion of Peachtree Place in 2000, which were paid in the first quarter of 2001, and (iii) a reduction in accounts receivable collected in 2002 as a result of the sale of the Crowe’s Crossing property. Net cash provided by investing activities decreased to $235,380 for the six months ended June 30, 2002, compared to $6,930,141 for the six months ended June 30, 2001, largely due to proceeds received in the first quarter of 2001 from the sale of the Crowe’s Crossing property. Net cash used in financing activities decreased to $567,132 for six months ended June 30, 2002 from $697,956 for the six months ended June 30, 2001 due to the corresponding decrease in cash available for limited partner distributions resulting from the decrease in cash flows provided by operating and investing activities. Accordingly, cash and cash equivalents decreased to $8,211,243 as of June 30, 2002 from $8,587,586 as of December 31, 2001.

As of June 30, 2002, the Partnership’s share of net proceeds from the sales of a portion of Peachtree Place, the Cherokee Commons property, and the Crowe’s Crossing property have not been distributed to the limited partners pending the results of the Consent Solicitation Statement described in more detail in Part II. Item 4 of this Form 10-Q.

(d)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership’s exposure to increases in costs and other operating expenses resulting from the impact of inflation. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases containing higher base rental rates.

(e)  Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

PART II.     OTHER INFORMATION

Item 3.    Legal Proceedings

On December 21, 2001, a class action lawsuit was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, against the Partnership and the General Partners by John Weiss, John Weiss IRA, William Main, Jeanne Rose, Diana Schulz and Michael Woo, individually and allegedly on behalf of all Class A limited partners of the Partnership (the “Weiss Litigation”). On January 30, 2002, the plaintiffs in the Weiss Litigation filed an amended complaint, which restated the original complaint in its entirety and added certain additional claims (the “Amended Complaint”). The Amended Complaint alleges, among other things, that (i) the Amended and Restated Consent Solicitation Statement dated August 25, 2000 (the “2000 Consent Solicitation”) contained material misrepresentations or omissions of fact in violation of Rule 14a-3 promulgated under Section 14(a) of the Securities Exchange Act of 1934 (“Count One”), and (ii) the defendants had breached the Partnership Agreement and breached their fiduciary duties to the plaintiffs by holding net proceeds from the sale of the Partnership’s properties that should be distributed to the Class A limited partners. In addition to seeking compensatory damages, the plaintiffs in the Weiss Litigation are also seeking an injunction against the Partnership and the General Partners from (i) issuing consent solicitations for proxies to disburse monies in breach of the Partnership Agreement, (ii) submitting any further consent solicitations for proxies that do not meet the requirements of Rule 14a-3, (iii) modifying the Partnership Agreement provisions for cash distributions without the approval of 100% of the Class A limited partners, and (iv) disbursing the proceeds from the sale of the Partnership’s properties to Class B limited partners. In addition, the plaintiffs in the Weiss Litigation request specific performance to require the defendants to perform their obligations under the Partnership Agreement and that an equitable accounting be made of the nature and amount of net proceeds from the sale of the Partnership’s properties and the appropriate distribution and time for distribution of such funds.

On March 13, 2002, the Partnership and the General Partners filed their answer to the Amended Complaint and a motion to dismiss Count One of the Amended Complaint on the basis that (i) the plaintiffs had failed to comply with the certain procedural requirements imposed on litigation of this type, (ii) the plaintiffs’ claims under Count One were time-barred because they were not filed within the applicable one-year statute of limitations period, and (iii) the plaintiffs’ claims were moot due to the fact that the 2000 Consent Solicitation was withdrawn and terminated on January 17, 2002. In their answer, the Partnership and the General Partners deny that they have breached the Partnership Agreement or breached their fiduciary duties to the plaintiffs and oppose all relief sought under the Amended Complaint. The plaintiffs have filed a response brief asserting, among other things, that defendants’ motion to dismiss Counts One should be denied. These matters are currently pending before the Court.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  In April 2002, the Partnership mailed a Consent Solicitation Statement to the Limited Partners of Wells Real Estate Fund I dated April 9, 2002 (the “2002 Consent Solicitation”).

(b)  N/A.

(c)  The 2002 Consent Solicitation requested the Limited Partners of the Partnership to consent to a proposed amendment to the Partnership Agreement to authorize the General Partners of the Partnership to use, if they determine in their judgment that such action is necessary, proper or desirable to carry out the business of the Partnership, certain of the net proceeds from the sale of other properties to acquire on behalf of the Partnership additional or all interests, including condominium interests, in a property known as Paces Pavilion, a medical office building in Atlanta, Georgia, in which the Partnership currently owns an approximately 27% condominium interest. Pursuant to the terms of the Partnership Agreement of the Partnership, the Partnership Agreement may be amended with the affirmative vote or written consent of Limited Partners owning more than 50% of the outstanding units. Of the 141,284 aggregate outstanding units of the Partnership, as of July 31, 2002, 82,283 units (58% of the aggregate outstanding units of the Partnership) voted in favor of the proposed amendment, and 12,851 units (9% of the aggregate outstanding units of the Partnership) had voted against the amendment. Accordingly, the amendment to the Partnership Agreement proposed in the 2002 Consent Solicitation was duly approved by the Limited Partners effective July 31, 2002.

(d)  N/A.

Item 6 (b.)

During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner and as President of Wells Capital Inc.
Dated: August 12, 2002

By:	/s/ DOUGLAS P. WILLIAMS
As Chief Financial Officer

Dated: August 12, 2002

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND I

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002