Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND I
filed 2002-11-13
CIK 746259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-14463

WELLS REAL ESTATE FUND I
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1565512 (I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

_____________________________________________________________________________________________
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

         Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Real estate, at cost:
Land	$1,440,608	$1,440,608
Building and improvements, less accumulated depreciation of $6,324,087 as of September 30, 2002 and $5,874,649 as of December 31, 2001	5,205,686	5,651,798

Total real estate assets	6,646,294	7,092,406

Cash and cash equivalents	8,144,245	8,587,586
Investments in joint ventures (Note 2)	3,665,528	6,010,879
Due from affiliates	2,207,902	123,772
Prepaid expenses and other assets	193,344	130,195
Deferred lease acquisition costs	171,806	197,558
Accounts receivable	43,457	145,114

Total assets	$21,072,576	$22,287,510

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliates (Note 3)	$1,835,644	$1,795,903
Partnership distributions payable	239,634	251,701
Refundable security deposits	124,906	111,875
Accounts payable	51,184	52,876
Minority interest	39,750	44,341

Total liabilities	2,291,118	2,256,696

Partners’ capital:
Limited partners:
Class A—98,716 units	18,781,458	19,831,902
Class B—42,568 units	0	198,912

Total partners’ capital	18,781,458	20,030,814

Total liabilities and partners’ capital	$21,072,576	$22,287,510

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Rental income	$277,820	$197,704	$810,772	$607,750
Interest income	26,170	71,483	103,548	261,331
Equity in income of joint ventures (Note 2)	15,378	59,661	80,221	210,153
Gain on sale of real estate	0	0	0	1,161,788

	319,368	328,848	994,541	2,241,022

EXPENSES:
Depreciation	152,674	148,069	449,438	457,148
Operating costs—rental properties, net of tenant reimbursements	111,293	10,324	331,070	270,443
Legal and accounting	131,029	6,675	404,121	32,270
Management and leasing fees	20,921	14,774	53,626	51,463
Partnership administration	53,130	34,259	154,101	87,910
Amortization of lease acquisition costs	10,088	9,473	44,087	25,189
Computer expenses	2,918	2,997	8,803	14,427

	482,053	226,571	1,445,246	938,850

(LOSS) INCOME BEFORE MINORITY INTEREST	(162,685)	102,277	(450,705)	1,302,172
MINORITY INTEREST	578	24	2,186	(4,673)

NET (LOSS) INCOME	$(162,107)	$102,301	$(448,519)	$1,297,499

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(162,107)	$102,301	$(249,607)	$860,613

NET (LOSS) INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$(198,912)	$436,886

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(1.64)	$1.04	$(2.53)	$8.72

NET (LOSS) INCOME PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$(4.67)	$10.26

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$2.50	$2.50	$8.11	$7.66

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners				Total

	Class A		Class B		Partners’

	Units	Amounts	Units	Amounts	Capital

BALANCE, December 31, 2000	98,716	$19,184,478	42,568	$114,132	$19,298,610
Net income	0	1,649,997	0	84,780	1,734,777
Partnership distributions	0	(1,002,573)	0	0	(1,002,573)

BALANCE, December 31, 2001	98,716	19,831,902	42,568	198,912	20,030,814
Net loss	0	(249,607)	0	(198,912)	(448,519)
Partnership distributions	0	(800,837)	0	0	(800,837)

BALANCE, September 30, 2002 (unaudited)	98,716	$18,781,458	42,568	$0	$18,781,458

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(448,549)	$1,297,499
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of joint ventures	(80,221)	(210,153)
Depreciation	449,438	457,148
Amortization of lease acquisition costs	44,087	25,189
Minority interest	(2,186)	4,673
Bad debt expense	0	72,873
Gain on sale of real estate assets	0	(1,161,788)
Changes in assets and liabilities:
Prepaid expenses and other assets	(63,149)	(40,061)
Deferred lease acquisition costs	(18,335)	(32,058)
Accounts receivable	101,657	13,885
Due to affiliates	39,741	19,154
Refundable security deposits	13,031	0
Accounts payable	(1,692)	(114,733)

Total adjustments	482,371	(965,871)

Net cash provided by operating activities	33,852	331,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	341,442	532,731
Net proceeds from the sale of real estate	0	6,592,202
Investment in real estate	(3,326)	(150,842)

Net cash provided by investing activities	338,116	6,974,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to minority interests	(2,405)	(8,950)
Distributions paid to limited partners from accumulated earnings	(323,022)	(744,715)
Distributions paid to limited partners in excess of accumulated earnings	(489,882)	(225,961)

Net cash used in financing activities	(815,309)	(979,626)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(443,341)	6,326,093

CASH AND CASH EQUIVALENTS, beginning of year	8,587,586	2,268,774

CASH AND CASH EQUIVALENTS, end of period	$8,144,245	$8,594,867

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMER 30, 2002 (UNAUDITED)

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

As of September 30, 2002, the Partnership owned interests in the following two properties directly: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, in which the Partnership owns an approximately 27% condominium interest, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

As of September 30, 2002, the Partnership owned interests in the following 2 properties through the affiliated joint ventures listed below:

Joint Venture		Joint Venture Partners		Properties

Wells Baker Associates	-	Wells Real Estate Fund I	1.	Peachtree Place
	-	Wells & Associates, Inc.*		A commercial office building located in suburban Atlanta, Georgia.

Fund I-Fund II Tucker Associates	-	Wells Real Estate Fund I	2.	Heritage Place
	-	Fund II-IIOW Associates**		A retail shopping center and commercial office complex located in Tucker, Georgia

*	Wells & Associates, Inc. is affiliated with the Partnership through common management

**	Fund II- IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II- OW.

Wells Baker Associates sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for a gross sales price of $772,915. The net proceeds of the sale were $704,495, of which the Partnership received approximately $630,000, resulting in a gain of approximately $268,00.

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

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing properties and joint ventures, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

The Partnership does not have control over the operations of Fund I-Fund II Tucker Associates or Fund I-II-IIOW-VI-VII Associates; however it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting (Note 2). For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

         (e) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

         (f) Reclassifications

Certain prior year amounts have been reclassified to conform with the current period financial statement presentation.

2.      INVESTMENT IN JOINT VENTURES

The following information summarizes the operations of the unconsolidated joint ventures, in which the Partnership held ownership interests, for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund I-II Tucker Associates	$285,404	$309,535	$11,496	$36,301	$6,333	$19,998
Fund I-II-IIOW-VI-VII Associates	37,846	255,627	37,651	165,105	9,045	39,663

	$323,250	$565,162	$49,147	$201,406	$15,378	$59,661

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund I-II Tucker Associates	$939,416	$993,851	$106,079	$184,020	$58,438	$101,377
Fund I-II-IIOW-VI-VII Associates	108,124	766,602	90,675	452,799	21,783	108,776

	$1,047,540	$1,760,453	$196,754	$636,819	$80,221	$210,153

3.      DUE TO AFFILIATES

Pursuant to property management and leasing agreements entered into with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, the Partnership is obligated to pay property management and leasing fees to Wells Management in amounts equal to 6% of gross cash receipts from tenants for the property management and leasing services provided to the Partnership. Wells Management has voluntarily elected to defer receipt of certain of the property management and leasing fees due and payable over the term of the Partnership, both with respect to properties owned directly by the Partnership and with respect to properties in which the Partnership owns an interest through joint ventures. As of December 31, 2001 and September 30, 2002, aggregate deferred management and leasing fees due to Wells Management with respect to properties owned directly by the Partnership totaled $1,791,481 and $1,828,815, respectively. As of December 31, 2001 and September 30, 2002, aggregate deferred property management and leasing fees due to Wells Management with respect of both properties owned directly by the Partnership and properties in which the Partnership owns an interest through joint ventures totaled $2,627,842 and $2,692,974, respectively. It is anticipated that such deferred property management and leasing fees due to Wells Management will ultimately be paid by the Partnership out of net proceeds from the sale of the Partnership’s properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

         (a)  Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

         (b)  Results of Operations

Revenues
Gross revenues decreased to $994,541 for the nine months ended September 30, 2002, compared to $2,241,022 for the nine months ended September 30, 2001, due to (i) the gain recognized on the sale of the Crowe’s Crossing property in the first quarter of 2001, (ii) a decrease in equity in income of joint ventures resulting from (a) the sale of the Cherokee Commons property during the fourth quarter of 2001, (b) a decrease in occupancy at Heritage Place and (c) receivables due from tenants at Heritage Place, which were written-off in 2002, and (iii) additional interest income earned in 2001 as a result of holding the proceeds from the sale of the Crowe’s Crossing property and higher interest rates prevailing in 2001, partially offset by an increase in rental income as a result of two tenants taking occupancy of previously vacant space at Paces Pavilion in the fourth quarter of 2001.

Expenses
Total expenses increased to $1,445,246 for 2002, compared to $938,850 for 2001, primarily due to (i) increased legal fees and partnership administration expenses primarily related to the litigation discussed in Item 3, and (ii) reduction in operating expense reimbursements and an increase in lease acquisition costs related to leasing space to new tenants at Paces Pavilion. Accordingly, net (loss) income for the Partnership decreased to $(448,519) for the nine months ended September 30, 2002 from net income of $1,297,499 for the same period in 2001.

Distributions
The Partnership made distributions to the limited partners holding Class A units of $8.11 per unit, with respect to the nine months ended September 30, 2002, and $7.66 for the same period in 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions are likely to decline as the Partnership continues to position the properties in its portfolio for sale, which is further discussed in the following section.

         (c)  Liquidity and Capital Resources

Net cash flows provided by operating activities decreased to $33,852 used for the nine months ended September 30, 2002, compared to $331,628 for the nine months ended September 30, 2001, primarily due to the increase in expenses described in the previous section. Net cash provided by investing activities decreased to $338,116 for the nine months ended September 30, 2002, compared to $6,974,091 for the nine months ended September 30, 2001, largely due to proceeds received in the first quarter of 2001 from the sale of the Crowe’s Crossing property, partially offset by a reduction in distributions received from joint ventures consistent with the reduction in equity in income of joint ventures discussed in section (b). Net cash used in financing activities decreased to $815,309 for nine months ended September 30, 2002 from $979,626 for the nine months ended September 30, 2001 due to the corresponding decrease in cash available for limited partner distributions resulting from the decrease in cash flows provided by operating and investing activities. Accordingly, cash and cash equivalents decreased to $8,144,245 as of September 30, 2002 from $8,594,867 as of December 31, 2001.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

As set forth in Part II, Item 4 below, effective July 31, 2002, the Limited Partners approved a proposed amendment to the Partnership Agreement which authorizes the General Partners to use, if they determine in their judgment that such action is necessary, proper or desirable to carry out the business of the Partnership, the net proceeds from the sale of other properties to acquire on behalf of the Partnership additional or all interest, including condominium interest, in Paces Pavilion, a medical office building in Atlanta, Georgia in which the Partnership currently owns an approximate 27% condominium interest. As a result, the General Partners executed and filed an Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I dated August 1, 2002 (the “Amendment”) to reflect this amendment to the Partnership Agreement. A copy of the Amendment is being filed as Exhibit 4.1 to this Form 10-Q.

As of September 30, 2002, the Partnership’s share of the net proceeds from the sales of the Cherokee Commons property, the Crowe’s Crossing property and a portion of Peachtree Place have not been distributed to Limited Partners pending negotiations with the owners of the other interests in Paces Pavilion as authorized by the Amendment. The proceeds from the sale of the Cherokee Commons property are currently being held by Fund I-II-IIOW-VI-VII Associates.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 21, 2001, a class action lawsuit was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, against the Partnership and the General Partners by John Weiss, John Weiss IRA, William Main, Jeanne Rose, Diana Schulz and Michael Woo, individually and allegedly on behalf of all Class A limited partners of the Partnership (the “Weiss Litigation”). On January 30, 2002, the plaintiffs in the Weiss Litigation filed an amended complaint, which restated the original complaint in its entirety and added certain additional claims (the “Amended Complaint”). The Amended Complaint alleged, among other things, that (i) the Amended and Restated Consent Solicitation Statement dated August 25, 2000 (the “2000 Consent Solicitation”) contained material misrepresentations or omissions of fact in violation of Rule 14a-3 promulgated under Section 14(a) of the Securities Exchange Act of 1934 (“Count One”), and (ii) the defendants had breached the Partnership Agreement and breached their fiduciary duties to the plaintiffs by holding net proceeds from the sale of the Partnership’s properties that should be distributed to the Class A limited partners. In addition to seeking compensatory damages, the plaintiffs in the Weiss Litigation were also seeking an injunction against the Partnership and the General Partners from (i) issuing consent solicitations for proxies to disburse monies in breach of the Partnership Agreement, (ii) submitting any further consent solicitations for proxies that do not meet the requirements of Rule 14a-3, (iii) modifying the Partnership Agreement provisions for cash distributions without the approval of 100% of the Class A limited partners, and (iv) disbursing the proceeds from the sale of the Partnership’s properties to Class B limited partners. In addition, the plaintiffs in the Weiss Litigation requested specific performance to require the defendants to perform their obligations under the Partnership Agreement and that an equitable accounting be made of the nature and amount of net proceeds from the sale of the Partnership’s properties and the appropriate distribution and time for distribution of such funds.

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

On September 12, 2002, the Court dismissed the class action allegations on the basis that the plaintiffs had failed to comply with certain procedural requirements relating to class action litigation; denied defendants’ motion to dismiss on this ground as to the plaintiffs’ individual claims; and granted defendants’ motion to dismiss Count One of the Amended Complaint based upon defendants’ contention that plaintiffs’ claims were time barred by the applicable statute of limitations.

On September 30, 2002, the Court entered a Consent Order dismissing the Weiss Litigation in its entirety. The Consent Order also required that the text of the Order be filed as an exhibit to the next Form 10-Q filed by the Partnership. Accordingly, the text of the Consent Order entered by the Court on September 30, 2002 is being filed as Exhibit 99.3 to this Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	In April 2002, the Partnership mailed a Consent Solicitation Statement to the Limited Partners of Wells Real Estate Fund I dated April 9, 2002 (the “ Consent Solicitation”), the results of which are described in paragraph (c) below.

(b)	N/A.

(c)	The 2002 Consent Solicitation requested the Limited Partners of the Partnership to consent to a proposed amendment to the Partnership Agreement to authorize the General Partners of the Partnership to use, if they determine in their judgment that such action is necessary, proper or desirable to carry out the business of the Partnership, the net proceeds from the sale of other properties to acquire on behalf of the Partnership additional or all interests, including condominium interests, in Paces Pavilion, a medical office building in Atlanta, Georgia, in which the Partnership currently owns an approximately 27% condominium interest. Pursuant to the terms of the Partnership Agreement of the Partnership, the Partnership Agreement may be amended with the affirmative vote or written consent of Limited Partners owning more than 50% of the outstanding units. Of the 141,284 aggregate outstanding units of the Partnership, as of July 31, 2002, 82,283 units (58% of the aggregate outstanding units of the Partnership) voted in favor of the proposed amendment, and 12,851 units (9% of the aggregate outstanding units of the Partnership) had voted against the amendment. Accordingly, the amendment to the Partnership Agreement proposed in the 2002 Consent Solicitation was approved by the Limited Partners effective July 31, 2002.

(d)	N/A.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I, L.P. (Registrant)
By:	WELLS CAPITAL, INC. (Corporate General Partners)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND I

Exhibit No.	Description

4.1	Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Consent Order