Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND I
filed 2003-03-31
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]

For the transition period from _________________________ to ________________________

Commission file number 0-14463

WELLS REAL ESTATE FUND I

(Exact name of registrant as specified in its charter)

Georgia	58-1565512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway,	30092
Norcross, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

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

Yes  ☒ No  ☐

Aggregate market value of the voting stock held by nonaffiliates:                                                             Not Applicable

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

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc., an affiliate of the general partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 “Compensation of General Partners and Affiliates” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all the properties in which the Partnership has an ownership interest. In the opinion of management of the Partnership, all such properties are adequately insured.

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

ITEM 2.    PROPERTIES

As of December 31, 2002, the Partnership owned 100% interests in the following two properties. Accordingly, the accounts of these properties are consolidated in the financial statements of the Partnership included herein.

	Occupancy %
Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
1. Paces Pavilion A medical office building located in Atlanta, Georgia in which the Partnership owns an approximately 27% condominium interest	93%	86%	33%	19%	13%

2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee	58%	70%	70%	70%	73%

As of December 31, 2002, the Partnership owned interests in 2 properties through the following affiliated joint ventures:

Joint Venture		Joint Venture Partners	Ownership Interest			Occupancy %
					Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Wells Baker Associates	• •	Wells Real Estate Fund I Wells & Associates, Inc. *	90%	1.	Peachtree Place A commercial office building located in suburban Atlanta, Georgia.	86%	81%	81%	100%	74%

Fund I-II Associates- Tucker	• •	Wells Real Estate Fund I Fund II-IIOW Associates**	55%	2.	Heritage Place A retail shopping center and commercial office complex located in Tucker, Georgia	76%	83%	89%	87%	94%

*	Wells & Associates, Inc. is affiliated with the Partnership through common management
**	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund IIOW”). Wells Fund II and Wells Fund IIOW are affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II and Wells Fund IIOW are substantially identical to those of the Partnership.

The Partnership substantially controls the operations of Wells Baker Associates. Accordingly, the accounts of Wells Baker Associates are consolidated in the accompanying financial statements. The Partnership does not control the operations of Fund I-II Associates-Tucker; however, it does exercise significant influence. Thus, the Partnership accounts for its investment in Fund I-II Associates-Tucker using the equity method of accounting. Each of the foregoing properties was acquired on an all cash basis.

Wells Baker Associates sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for a gross sales price of $772,915. This sale resulted in a gain of approximately $268,000 and yielded net proceeds of the sale were $704,495, of which approximately $240,000 and $630,000, respectively, were allocated to the Partnership.

On January 11, 2001, the Partnership sold its 100% interest in the Crowe’s Crossing property, a shopping center located in DeKalb County, Georgia, to an unrelated third-party. This sale resulted in a gain of approximately $1,139,000 and yielded net proceeds of $6,486,654, all of which were attributable to the Partnership.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third-party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. This sale resulted in a gain of approximately $1,725,000 and yielded net proceeds of $8,434,089, of which approximately $384,000 and $1,876,000, respectively, were allocated to the Partnership.

As of December 31, 2002, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership owned an interest, either directly or through the joint ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent (1)	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2003	9	16,170	$267,059	$179,863	13.45%	13.03%
2004	14	24,760	443,613	292,492	20.59	21.65
2005	15	31,792	451,990	347,265	26.44	22.06
2006	7	19,800	359,667	336,776	16.47	17.56
2007	7	20,049	380,849	300,271	16.67	18.59
2008	1	2,400	33,600	18,510	2.00	1.64
2010	1	5,265	112,092	61,751	4.38	5.47

	54	120,236	$2,048,870	$1,536,928	100.00%	100.00%

The properties and joint ventures in which the Partnership owned an interest as of December 31, 2002 are further described below:

Paces Pavilion

On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, known as Paces Pavilion for a purchase price of $3,443,203. Paces Pavilion, which is held in condominium ownership, contains approximately 30,800 of net rentable square feet, all of which was originally leased to HCA Realty, Inc. and Hospital Corporation of America until December 31, 1996. As of December 31, 2002, six tenants occupied Paces Pavilion, the following three of which occupied 10% or more of the rentable space: Eye Consultants of Atlanta; King, Sanderson & Heidecker; and Peachtree Park Pediatric. All of the tenants of Paces Pavilion are in the business of providing various medical services.

Eye Consultants of Atlanta occupies two suites representing 11,757 square feet. The annual base rent is $223,383, and the lease expires December 31, 2006.

King, Sanderson & Heidecker occupy 3,752 rentable square feet. The annual base rent is $85,231 and the lease expires December 31, 2007.

Peachtree Park Pediatric occupies 5,892 rentable square feet. The annual base rent is $112,214 and the lease expires March 31, 2014.

The average effective annual rental rate per square foot was $17.88 for 2002, $7.78 for 2001, $3.84 for 2000, $3.31 for 1999, and $2.44 for 1998.

Black Oak Plaza

On December 31, 1986, the Partnership acquired a retail shopping center located in Metropolitan Knoxville, Knox County, Tennessee known as Black Oak Plaza which was initially developed in 1981. Black Oak Plaza contains a total of approximately 175,000 square feet of space, including a K-Mart department store and a Kroger Food/Drug. The Partnership does not own the portion of the shopping center occupied by K-Mart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 68,414 net rentable square feet. As of December 31, 2002, the Partnership had expended a total of $4,581,743 for the acquisition of Black Oak Plaza.

As of December 31, 2002, Black Oak Plaza was leased to 15 tenants with no one tenant occupying a significant portion of the rentable space.

The average annual rental rate per square foot was $5.91 for 2002, $6.37 for 2001, $6.01 for 2000, $5.53 for 1999 and $6.41 for 1998.

Peachtree Place

In 1985, the Partnership acquired an interest in two commercial office buildings located at Holcomb Bridge Road, Norcross, Gwinnett County, Georgia known as Peachtree Place. Peachtree Place which is owned by the Wells Baker Associates. The land upon which Peachtree Place was developed was originally purchased by Wells & Associates, Inc. for a purchase price of $187,087. Upon the formation of the Wells Baker Associates, Wells & Associates, Inc. contributed the land to the joint venture as its capital contribution. As of December 31, 2002, the Partnership had made total capital contributions of $1,526,798 to the Wells Baker Associates. The Partnership holds an approximate equity interest of 90%, and Wells & Associates, Inc. holds an approximate equity interest of 10%.

Wells Baker Associates sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for $772,915. Net proceeds were approximately $704,495, of which the Partnership received $633,694. The Partnership was allocated taxable gain of approximately $205,019 from this sale.

The remaining office building at Peachtree Place contains approximately 11,006 net rentable square feet and is leased to five tenants, of which the following three occupy 10% or more of the rentable square footage: Law Offices of Jules & Associates, attorneys; Adevco Corporation, a commercial real estate development company; and Flying Fotos, Inc., an aerial photo company.

Law Offices of Jules & Associates lease represents 2,065 rentable square feet. The annual base rent was $34,073 for 2002. The lease expires on July 31, 2005.

Adevco Corporation’s lease represents 1,512 rentable square feet. The annual base rent was $26,838 for 2002. The lease expires on September 30, 2005.

Flying Fotos, Inc.’s lease represents 1,449 rentable square feet. The base rent was $26,082 for 2002. The lease expires January 31, 2004.

The average annual rental rate per square foot was $18.79 for 2002, $14.06 for 2001, $18.05 for 2000, $13.86 for 1999 and $15.51 for 1998.

Fund I-II Associates-Tucker

The Partnership entered into a joint venture agreement with Fund II-IIOW Associates, known as Fund I-II Associates-Tucker, for the purpose of developing, constructing, owning and operating Heritage Place, which is further described below. Both the Partnership and the Fund II-IIOW Associates have funded the cost of developing Heritage Place through capital contributions made as progressive stages of construction were completed. As of December 31, 2002, the Partnership and Fund II-IIOW Associates held equity interests of approximately 52% and 48%, respectively.

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

The average effective annual rental rate per square foot was $12.66 for 2002, $13.66 for 2001, $14.29 for 2000, $14.11 for 1999 and $12.76 for 1998.

On January 23, 2003, Fund I-II Associates-Tucker entered into an agreement (the “Agreement”) to sell the retail shopping center portion of Heritage Place to an unrelated third-party for a gross selling price of $3,400,000. Pursuant to the terms of the Agreement, this transaction was subject to a due diligence period, which ended on February 22, 2003 without significant modifications to the Agreement. Accordingly, Fund I-II Associates-Tucker currently anticipates closing on this sale during the second quarter of 2003.

Crowe’s Crossing

On December 31, 1986, the Partnership acquired a retail shopping center located in metropolitan Atlanta, DeKalb County, Georgia known as Crowe’s Crossing containing approximately 93,728 net rentable square feet. Crowe’s Crossing is anchored by a 45,528 square foot lease with Kroger Food/Drug. The remaining 48,200 square feet of the center was composed of 31 separate spaces whose tenants operate retail businesses typical of multi-tenant shopping centers.

On January 11, 2001, the Partnership sold its 100% interest in the Crowe’s Crossing property, a shopping center located in DeKalb County, Georgia, to an unrelated third-party. This sale resulted in a gain of approximately $1,139,000 and yielded net proceeds of $6,486,654, all of which were attributable to the Partnership.

Cherokee Commons

The Fund I-II-IIOW-VI-VII Associates was formed for the purpose of owning and operating Cherokee Commons, which consists of a retail shopping center located in metropolitan Atlanta, Cherokee County, Georgia and was expanded to consist of approximately 103,755 net rentable square feet. Cherokee Commons was initially developed through a joint venture between the Partnership and the Fund II-IIOW

Associates, which contributed Cherokee Commons to the Fund I-II-IIOW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

As of December 31 2002, Fund II-IIOW Associates had contributed property with a book value of $4,860,100, Wells Fund I had contributed property with a book value of $2,139,900, and Wells Fund VI and Wells Fund VII had each contributed cash in the amount of $953,798 to Fund I-II-IIOW-VI-VII Associates. As of December 31, 2002, the equity interests of the joint venture partners in Fund I-II-IIOW-VI-VII Associates were approximately as follows: Fund II-IIOW Associates—54%, Wells Fund I—24%, Wells Fund VI—11%, and Wells Fund VII—11%.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third-party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. This sale resulted in a gain of approximately $1,725,000 and yielded net proceeds of $8,434,089, of which approximately $384,000 and $1,876,000, respectively, were allocated to the Partnership.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2003, the Partnership had 98,716 outstanding Class A Units held by a total of 3,513 Limited Partners and 42,568 outstanding Class B Units held by a total of 889 Limited Partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

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

Cash Available for Distribution to the Limited Partners is distributed on a quarterly basis. To date, no cash distributions have been made to Limited Partners holding Class B Units. The cash distributions made to the Limited Partners holding Class A Units during the two most recent years were as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2001	$262,186	$2.66	$0.00	$0.00	$0.00
June 30, 2001	$246,833	$0.21	$2.29	$0.00	$0.00
September 30, 2001	$246,764	$1.04	$1.46	$0.00	$0.00
December 31, 2001	$246,790	$2.50	$0.00	$0.00	$0.00
March 31, 2002	$307,257	$0.04	$3.07	$0.00	$0.00
June 30, 2002	$246,790	$0.00	$2.50	$0.00	$0.00
September 30, 2002	$246,790	$0.00	$2.50	$0.00	$0.00
December 31, 2002	$186,323	$0.37	$1.52	$0.00	$0.00

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

	2002	2001	2000	1999	1998
Total assets	$21,285,215	$22,287,510	$21,732,650	$22,721,176	$23,098,782
Total revenues	1,504,446	3,219,730	2,519,779	2,039,930	2,019,316
Net income (loss)	(410,907)	1,734,777	208,078	(101,904)	(337,675)
Net income (loss) allocated to Class A Limited Partners	(211,995)	1,649,997	93,946	(101,904)	(337,675)
Net income (loss) allocated to Class B Limited Partners	(198,912)	84,780	114,132	0	0
Net income (loss) per Class A Limited Partner Unit	$(2.15)	$16.71	$0.95	$(1.03)	$(3.42)
Net income (loss) per Class B Limited Partner Unit	(4.67)	1.99	2.68	0.00	0.00
Cash distributions per Class A Limited Partner Unit :
Investment income	0.41	6.41	2.44	0.00	0.00
Return of capital	9.59	3.75	11.71	6.53	0.00

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND
CONDITIONS	RESULTS OF OPERATION

(a)	Forward Looking Statements

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,504,446, $3,219,730 and $2,519,779 for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 decrease from 2001 resulted primarily from the gain recognized in 2001 from the sale of Crowe’s Crossing, in addition to the loss of related rental and reimbursement revenues on a going forward basis, and a corresponding decrease in equity in income of joint ventures described below. The majority of the increase for 2001 from 2000 resulted from the recognition of the aforementioned gain, in addition to an increase in interest income earned on additional sales proceeds, and the corresponding increase in equity in income of joint ventures described below.

Equity In Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, primarily due to the recognition of the gain in 2001 on the sale of Cherokee Commons, in addition to the related loss of rental and reimbursement income on a going forward basis. Such gross revenues increased in 2001, as compared to 2000, primarily due to the 2001 sale of Cherokee Commons, in addition to the reduction of related current year rental and reimbursement billings, as compared to 2000.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, and decreased in 2001, as compared to 2000, primarily due to the sale of Cherokee Commons in 2001.

Expenses

Expenses of the Partnership were $1,904,750, $1,477,461 and $2,289,245 for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 increase from 2001 resulted primarily from increased legal costs related to litigation mentioned in Note 6 to the Partnership’s financial statements included with this report and an increase in administrative salaries, partially offset by a reduction in operating costs due to the sale of Crowe’s Crossing. The 2001 decrease from 2000 resulted primarily from the sale of Crowe’s Crossing in January 2001, which resulted in proportional reductions of depreciation, operating expenses and management and leasing fees.

As a result, net (loss) income of the Partnership was $(410,907), $1,734,777 and $208,078 for the years ended December 31, 2002, 2001 and 2000, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows provided by operating activities was $455,348, $562,623 and $922,523 for 2002, 2001 and 2000, respectively. The 2002 decrease from 2001, and the 2001 decrease from 2000, resulted primarily from the sale of Crowe’s Crossing in January 2001.

Cash Flows From Investing Activities

Net cash flows provided by investing activities was $2,199,048, $6,895,309, and $1,101,144 for 2002, 2001, and 2000, respectively. The 2002 decrease from 2001, and the 2001 increase from 2000, resulted primarily from the transfer of sales proceeds, related to the 2001 sale of Cherokee Commons from Fund I-II-IIOW-VI-VII Associates to the Partnership in 2002, compared to the receipt of sales proceeds in 2001 for the sale of Crowe’s Crossing, a wholly owned property, and the receipt of sales proceeds related to the sale of a portion of Peachtree Place, a smaller, majority owned subsidiary in 2000.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities was $837,166, $1,139,120 and $1,425,236 for 2002, 2001, and 2000, respectively. The 2002 decrease from 2001, and the 2001 decrease from 2000, resulted from the decreases in cash flows provided by operating and investing activities during the corresponding accounting periods, as described above. Distributions payable to Class A limited partners declined accordingly.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $10.00, $10.16 and $14.15 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. No distributions have been made to the limited partners holding Class B units.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2003. Distributions accrued for the fourth quarter of 2002 to the Limited Partners holding Class A Units were paid in February 2003. No cash distributions were made to Limited Partners holding Class B Units.

Sales Proceeds

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property, the Crowe’s Crossing property and a portion of Peachtree Place is being held in reserve as the General Partners continue to negotiate with the owners of the other interests in Paces Pavilion, evaluate the capital needs of the existing properties in which the Partnership holds an interest, directly and through investments in joint ventures, in consideration of the best interests of the limited partners, and await the outcome of the litigation described in the “Subsequent Events” section below.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties, except potentially for the acquisition of other interests in Paces Pavilion. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d)	Related-Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Since the third quarter of 1998, the management and leasing of Black Oak Plaza has been performed by an independent third-party property management company. The management company receives a 3% fee and the balance due to Wells Management Company, Inc. is accrued. Since Wells Management has elected to defer current receipt of its fees due from the Partnership, management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership’s interest in joint ventures owning properties are currently being expensed but not paid to Wells Management. As set forth above, as of December 31, 2002, deferred property management and leasing fees totaling $2,731,594 were due to Wells Management, of which $102,745 was accrued for fiscal year 2002.

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001 and 2000, the Partnership reimbursed $71,264, $71,005 and $47,374, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

(g)    Subsequent Events

On January 17, 2003, the Partnership was served with a putative class action by a limited partner holding Class B units, on behalf of all limited partners holding Class B units as of January 15, 2003, that seeks equitable relief with regard to the rights and obligations of all the Partnership’s limited partners and general partners under the Partnership Agreement. This litigation was filed in the Superior Court of Gwinnett County, Georgia (Rev Johnston v. Wells Real Estate Fund I, Civil Action No. 03-A00525-6) (the “Johnston Action”). The plaintiff in the Johnston Action generally alleges that the terms of the Partnership Agreement, as it relates to the allocation and distribution of net sale proceeds, are inconsistent with the original intent of the parties. The plaintiff alleges that the original intent was that limited partners holding Class B units would have a priority in payment of cash distributions of net sale proceeds to bring them even with the amount of cash distributions previously made to limited partners holding Class A units. The Johnston Action seeks, among other things, to have the Partnership’s Partnership Agreement equitably reformed consistent with the alleged original intent or, in the alternative, to have the investments made by limited partners holding Class B units equitably rescinded, and requests an injunction prohibiting the general partners of the Partnership from distributing net sales proceeds until the resolution of the action. The Partnership filed a motion requesting the court to compel arbitration of all claims alleged in the Johnston Action and to dismiss the Johnston Action or, in the alternative, to stay the Johnston Action pending the arbitration. In response, the plaintiff filed a motion to stay arbitration and deny the Partnership’s motion to compel arbitration.

See Item 2—“Heritage Place” for a description of the contract to sell the retail shopping center portion of Heritage Place entered into on January 23, 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                    DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital, Inc. (“Wells Capital”) was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., the parent company of Wells Capital, and the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 2002 from the Partnership or with respect to the Partnership’s interests in joint ventures owning and operating properties. Due to the fact that Wells Management Company, Inc. has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership’s interests in properties owned through joint ventures, as of December 31, 2002, deferred cash compensation of approximately $2,731,594 in the aggregate, of which $2,000,915 was accrued at the Partnership level and the remainder at the joint venture level, was due to Wells Management Company, Inc. An aggregate of $102,745 in deferred property management and leasing fees were accrued for fiscal year 2002, of which $49,458 were accrued at the Partnership level and the remainder at the joint venture level.

The following table summarizes the compensation and fees to the General Partners and their affiliates during the year ended December 31, 2002:

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager-Management and Leasing Fees	$102,745

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A units	Leo F. Wells, III	146 Units (IRA, 401 (k) and Profit Sharing)	Less than 1%

Class B units	Leo F. Wells, III	222 Units (401 (k) and Profit Sharing)	Less than 1%

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

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no distributions of cash flow or net sale proceeds from the Partnership during 2002.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net lease basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Since the third quarter of 1998, the management and leasing of Black Oak Plaza has been performed by an independent third-party property management company. The management company receives a 3% fee and the balance due to Wells Management Company, Inc. is accrued. Since Wells Management Company, Inc. has elected to defer current receipt of its fees due from the Partnership, management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership’s interest in joint ventures owning properties are currently being expensed but not paid to Wells Management Company, Inc. As set forth above, as of December 31, 2002, deferred property management and leasing fees totaling $2,731,594 were due to Wells Management Company, Inc., of which $102,745 was accrued for fiscal year 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2002, no real estate commissions were paid to the General Partners or their affiliates.

ITEM 14.    CONTROLS AND PROCEDURES

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.

The financial statements are contained on pages F-2 through F-48 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	Financial statement Schedule III

Information with respect to this item begins on page F-29 of this Annual Report on Form 10-K.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b). No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d) Not applicable.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partners)
March 31, 2003		/S/ LEO F. WELLS, III Leo F. Wells, III President

March 31, 2003	/S/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT BEEN

REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND I

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

Purchase and Sale Agreement for the sale of the Crowe’s Crossing Shopping Center dated November 28, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2000, File No. 0-14463)

*10(p)

Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10(q)

Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Exhibit 4.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2002, File No. 0-14463)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund I

We have audited the accompanying consolidated balance sheet of Wells Real Estate Fund I and subsidiary as of December 31, 2002 and the related consolidated statements of income (loss), partners’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a) as of December 31, 2002. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of Wells Real Estate Fund I and subsidiary as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements and schedule before the restatement adjustments described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Fund I and subsidiary at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Wells Real Estate Fund I and subsidiary as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the amounts in the restatement adjustments columns to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund I and subsidiary other than with respect to such restatement adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/Ernst & Young LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund I for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund I and Subsidiary:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE FUND I (a Georgia limited partnership) AND SUBSIDIARY as of December 31, 2001 and 2000 and the related consolidated statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III—Real Estate Investments and Accumulated Depreciation as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Public Limited Partnership)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
REAL ESTATE ASSETS, at cost:
Land	$1,440,608	$1,440,608
Building and improvements, less accumulated depreciation of $6,472,283 and $5,874,649 at December 31, 2002 and 2001, respectively	5,075,191	5,651,798

Total real estate assets	6,515,799	7,092,406
INVESTMENT IN JOINT VENTURES	3,900,488	6,010,879
CASH AND CASH EQUIVALENTS	10,404,816	8,587,586
DEFERRED LEASE ACQUISITION COSTS	159,295	197,558
PREPAID EXPENSES AND OTHER ASSETS	122,325	130,195
DUE FROM JOINT VENTURES	100,667	123,772
ACCOUNTS RECEIVABLE, net	81,825	145,114

Total assets	$21,285,215	$22,287,510

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Due to affiliate	$2,000,915	$1,795,903
Partnership distributions payable	417,928	251,701
Accounts payable, accrued expenses, and refundable security deposits	194,914	164,751
Minority interest	38,711	44,341

Total liabilities	2,652,468	2,256,696

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS’ CAPITAL:
Limited partners:
Class A—98,716 units issued and outstanding	18,632,747	19,831,902
Class B—42,568 units issued and outstanding	0	198,912

Total partners’ capital	18,632,747	20,030,814

Total liabilities and partners’ capital	$21,285,215	$22,287,510

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
REVENUES:
Rental income	$1,165,609	$851,628	$1,559,270
Tenant reimbursements	97,577	206,970	342,948
Equity in income of joint ventures	102,801	671,097	244,264
Interest income and other	138,459	351,434	105,194
Gain on sale of real estate	0	1,138,601	268,103

	1,504,446	3,219,730	2,519,779

EXPENSES:
Depreciation	597,634	592,228	1,024,879
Operating costs	450,466	453,298	786,691
Partnership administration	178,561	76,333	99,869
Management and leasing fees	138,551	94,319	169,383
Legal and accounting	484,900	160,717	102,562
Bad debt expense	43,608	74,703	69,289
Other general and administrative	11,030	25,863	10,673
Loss on disposal of real estate assets	0	0	25,899

	1,904,750	1,477,461	2,289,245

(LOSS) INCOME BEFORE MINORITY INTEREST	(400,304)	1,742,269	230,534
MINORITY INTEREST	(10,603)	(7,492)	(22,456)

NET (LOSS) INCOME	$(410,907)	$1,734,777	$208,078

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(211,995)	$1,649,997	$93,946

NET (LOSS) INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$(198,912)	$84,780	$114,132

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(2.15)	$16.71	$.95

NET (LOSS) INCOME PER CLASS B LIMITED PARTNER UNIT	$(4.67)	$1.99	$2.68

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$10.00	$10.16	$14.15

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	98,716	$20,487,171	42,568	$0	$20,487,171
Net income	0	93,946	0	114,132	208,078
Partnership distributions	0	(1,396,639)	0	0	(1,396,639)

BALANCE, December 31, 2000	98,716	19,184,478	42,568	114,132	19,298,610
Net income	0	1,649,997	0	84,780	1,734,777
Partnership distributions	0	(1,002,573)	0	0	(1,002,573)

BALANCE, December 31, 2001	98,716	19,831,902	42,568	198,912	20,030,814
Net loss	0	(211,995)	0	(198,912)	(410,907)
Partnership distributions	0	(987,160)	0	0	(987,160)

BALANCE, December 31, 2002	98,716	$18,632,747	42,568	$0	$18,632,747

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(410,907)	$1,734,777	$208,078
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of joint ventures	(102,801)	(671,097)	(244,264)
Depreciation	597,634	592,228	1,024,879
Amortization of deferred lease costs	54,485	0	0
Gain on disposal of real estate assets	0	(1,138,601)	(268,103)
Loss on disposal of real estate assets	0	0	25,899
Minority interest	10,603	7,492	22,456
Changes in assets and liabilities:
Prepaid expenses and other assets	7,870	(45,969)	7,231
Accounts receivable, net	63,289	159,356	(31,661)
Accounts payable, accrued expenses and refundable security deposits	30,163	(57,719)	119,697
Deferred lease acquisition costs	0	(40,617)	(28,168)
Due to affiliate	205,012	22,773	86,479

Total adjustments	866,255	(1,172,154)	714,445

Net cash provided by operating activities	455,348	562,623	922,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of deferred lease acquisition costs	(16,222)	0	0
Proceeds from sale of real estate	0	6,486,652	702,604
Investment in real estate	(21,027)	(171,006)	(148,342)
Distributions received from joint ventures	2,236,297	579,663	546,882

Net cash provided by investing activities	2,199,048	6,895,309	1,101,144

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(250,488)	(877,800)	(104,646)
Distributions to partners in excess of accumulated earnings	(570,445)	(247,947)	(1,245,629)
Distributions to minority interest	(16,233)	(13,373)	(74,961)

Net cash used in financing activities	(837,166)	(1,139,120)	(1,425,236)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,817,230	6,318,812	598,431
CASH AND CASH EQUIVALENTS, beginning of year	8,587,586	2,268,774	1,670,343

CASH AND CASH EQUIVALENTS, end of year	$10,404,816	$8,587,586	$2,268,774

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$100,667	$123,772	$145,762

Partnership distributions payable	$417,928	$251,701	$374,875

See accompanying notes

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund I (the “Partnership”) is a limited partnership organized on April 26, 1984 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the “Company”). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. During the periods audited, the Partnership owned the following properties directly: (i) a condominium interest in the Paces Pavilion Property, a medical office building located in Atlanta, Georgia; (ii) the Crowe’s Crossing Property, a shopping center located in DeKalb County, Georgia; (iii) the Black Oak Property, a shopping center located in Knoxville, Tennessee; and (iv) the Peachtree Place Property (“Wells-Baker”), a commercial office building located in Atlanta, Georgia. In addition, through its investment in joint ventures, the Partnership owned interests in the following properties: Heritage Place at Tucker (“Tucker”), a retail shopping and commercial office complex located in Tucker, Georgia, and the Cherokee Commons Shopping Center (“Cherokee Commons”), a shopping center located in Cherokee County, Georgia.

Wells Baker Associates (“Wells-Baker”) sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for a gross sales price of $772,915. The net proceeds of the sale were $704,495, of which the Partnership received approximately $630,000, resulting in a gain of approximately $268,000.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and Wells-Baker. The Partnership’s interest in Wells-Baker was approximately 90% at December 31, 2002 and 2001. All significant intercompany balances have been eliminated in consolidation.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority Interest

Minority interest represents the interest of Wells & Associates, Inc., an affiliate of the general partners, in Wells-Baker. The Partnership sold one of the two commercial office buildings comprising approximately 13% of Wells-Baker on August 31, 2000 for total proceeds of $702,604. As a result of this sale, the Partnership recognized a $268,103 gain, of which approximately $26,810 was allocated to minority interest. At December 31, 2002 and 2001, Wells & Associates, Inc.’s interest in Wells-Baker was approximately 10%.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, nets are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $46,716 and $57,374 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distribution of Net Cash From Operations

Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 9% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received a 9% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners and the general partners on a basis of 90% and 10%, respectively.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution of Sales Proceeds

Under the partnership agreement, the net proceeds from a sale or exchange of the Partnership’s properties are required to be distributed among the partners in accordance with the positive balances in their tax capital accounts, after the allocation of taxable gain on the sale or exchange of such properties, as described below.

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a 99% to the Class B limited partners and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

Under the partnership agreement, gain on the sale or exchange of the Partnership’s properties is allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 15% per annum return on his/her adjusted capital contribution (16% for investments made before December 31, 1984), less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date; (c) then to the general partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such general partner, over (ii) such general partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the general partners.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Partnership’s real estate assets by class are as follows:

Buildings	25 years
Building improvements	5–25 years
Land improvements	10–25 years
Tenant Improvements	Lease term

The Partnership has begun to evaluate various options for liquidating its investments in properties. Management continually monitors events and changes in circumstances that could indicate that carrying

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership, its consolidated and unconsolidated joint ventures to date.

Effective January 1, 2002, the Partnership adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. In 2002, the adoption of this standard did not have a significant impact on the Partnership, as SFAS 144 did not significantly change the measurement criteria for impairment under SFAS 121 and no properties were disposed of in the current year.

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the joint ventures for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Rental Income

The future minimum rental income due from the Partnership’s direct investments in real estate assets or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,532,005
2004	1,312,171
2005	1,025,574
2006	860,557
2007	403,974
Thereafter	1,136,028

$6,270,309

One tenant contributed 15% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 46%, 31%, and 16% of future minimum rental income.

The future minimum rental income due to Fund I and II Tucker under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,005,756
2004	756,533
2005	508,103
2006	398,918
2007	275,430
Thereafter	558,728

$3,503,468

One tenant contributed 12% of rental income for the year ended December 31, 2002.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the joint ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the joint ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Restatement Adjustments

The Partnership and its joint venture investments have historically reported property operating costs net of reimbursements from tenants as an expense in their consolidated statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Partnership and its joint ventures will now present these reimbursements as revenue and the gross property operating costs as expenses. Consequently, the accompanying statements of income of the Partnership for the years ended December 31, 2001 and 2000 have been restated to reflect the effects of this revised presentation.

	As December 31, 2001			As of December 31, 2000
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
REVENUES:
Rental income	$851,628	$0	$851,628	$1,559,270	$0	$1,559,270
Tenant reimbursements	0	206,970	206,970	0	342,948	342,948
Equity in income of joint ventures	671,097	0	671,097	244,264	0	244,264
Interest income and other	351,434	0	351,434	105,194	0	105,194
Gain on sale of real estate	1,138,601	0	1,138,601	268,103	0	268,103

	3,012,760	206,970	3,219,730	2,176,831	342,948	2,519,779

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2001			As of December 31, 2000
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
EXPENSES:
Depreciation	592,228	0	592,228	1,024,879	0	1,024,879
Operating costs	246,328	206,970	453,298	450,323	336,368	786,691
Partnership administration	76,333	0	76,333	99,869	0	99,869
Management and leasing fees	94,319	0	94,319	169,383	0	169,383
Legal and accounting	160,717	0	160,717	102,562	0	102,562
Bad debt expense	74,703	0	74,703	62,709	6,580	69,289
Other general and administrative	25,863	0	25,863	10,673	0	10,673
Loss on disposal of real estate assets	0	0	0	25,899	0	25,899

Total expenses	1,270,491	206,970	1,477,461	1,946,297	342,948	2,289,245

INCOME (LOSS) BEFORE MINORITY INTEREST	1,742,269	0	1,742,269	230,534	0	230,534
MINORITY INTEREST	(7,492)	0	(7,492)	(22,456)	0	(22,456)

NET INCOME	$1,734,777	$0	$1,734,777	$208,078	$0	$208,078

In addition, the joint venture statements of income disclosed in Note 3 have also been restated to reflect the effects of this revised presentation. This change in presentation has no impact on the financial position, net income, or cash flows of the Partnership or its joint ventures.

2.	RELATED-PARTY TRANSACTIONS

As summarized below, due from affiliates at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from its joint venture investments with respect to the fourth quarters of 2002 and 2001 and advances to Wells Real Estate Funds, Inc. (“WREF, Inc.”), an entity with management common to the Partnership:

	2002	2001
Fund I and II—Tucker	$93,549	$95,240
Fund I, II, II-OW, VI, and VII Associates—Cherokee	7,118	18,532
WREF, Inc.	0	10,000

	$100,667	$123,772

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Partnership and its Joint Ventures incurred management and leasing fees for the years ended December 31, 2002, 2001, and 2000 of $102,745, $109,433, and $149,092, respectively. Wells Management has elected to defer the receipt of its portion of the management and leasing fees due from the Partnership and with respect to the Partnership’s interest in properties owned directly and through certain joint ventures. As of December 31, 2002 and 2001, aggregate deferred management and leasing fees at both the Partnership and joint venture levels totaled $2,731,594 and $2,627,842, respectively, all of which are included in due to affiliates in the accompanying balance sheets of the Partnership and the joint ventures (Note 3).

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001 and 2000, the Partnership reimbursed $71,264, $71,005 and $47,347, respectively, to the Company and its affiliates for these services.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment in, and percentage ownership, of joint ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent

Fund I and II—Tucker	$3,900,488	52%	$4,170,868	52%
Fund I, II, II-OW, VI, and VII Associates—Cherokee	0	22	1,840,011	22

	$3,900,488		$6,010,879

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a roll-forward of the Partnership’s investment in joint ventures for the years ended December 31, 2002 and 2001

	2002	2001
Investment in joint ventures, beginning of year	$6,010,879	$5,835,269
Equity in income of joint ventures	102,801	671,097
Distributions from joint ventures	(2,213,192)	(495,487)

Investment in joint ventures, end of year	$3,900,488	$6,010,879

Fund I and II—Tucker

Tucker and Cherokee Commons were previously held in two joint ventures between Fund II and II-OW and the Partnership, which were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Fund I and II Tucker—Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of the Partnership and Fund II and II-OW in each individual property remained unchanged.

On August 1, 1995, the Fund I and II Tucker—Cherokee Joint Venture assigned its ownership in Cherokee Commons to Fund I, II, II-OW, VI, and VII Associates—Cherokee, a joint venture between the Partnership, Fund II and II-OW, Wells Real Estate Fund VI, L.P. (“Fund VI”), and Wells Real Estate Fund VII, L.P. (“Fund VII”). Upon the assignment of Cherokee Commons, the Fund I and II Tucker—Cherokee Joint Venture was renamed Fund I and II—Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office-building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is selected financial information for Fund I and II—Tucker:

FUND I AND II—TUCKER

(A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$3,260,887	$3,260,887
Building and improvements, less accumulated depreciation of $4,825,664 in 2002 and $4,363,519 in 2001	4,861,259	5,246,515

Total real estate assets	8,122,146	8,507,402
Cash and cash equivalents	188,981	152,975
Prepaid expenses and other assets, net	121,340	137,437
Accounts receivable	65,484	103,861

Total assets	$8,497,951	$8,901,675

Liabilities and Partners’ Capital
Liabilities:
Due to affiliates	$730,679	$686,464
Partnership distributions payable	158,787	163,584
Accounts payable and accrued expenses	94,085	79,839

Total liabilities	983,551	929,887

Partners’ capital:
Wells Real Estate Fund I	3,900,488	4,170,868
Fund II and II-OW	3,613,912	3,800,920

Total partners’ capital	7,514,400	7,971,788

Total liabilities and partners’ capital	$8,497,951	$8,901,675

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fund I and II—Tucker

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$1,229,695	$1,327,608		$1,390,599
Reimbursement Income (1)	100,180	104,898	(1)	95,296	(1)
Interest income	2,435	1,511		601

	1,332,310	1,434,017		1,486,496

Expenses:
Operating costs	457,000	503,868		530,034
Depreciation	462,145	483,844		491,806
Management and leasing fees	122,274	131,700		121,946
Partnership administration	47,311	44,514		37,480
Legal and accounting	28,745	15,757		6,824
Bad debt expense	34,144	19,464		27,097

	1,151,619	1,199,147		1,215,187

Net income	$180,691	$234,870		$271,309

Net income allocated to Wells Real Estate Fund I	$99,543	$129,390		$149,464

Net income allocated to Fund II and II-OW	$81,148	$105,480		$121,845

(1)	Amounts have been restated to reflect tenant reimbursements of $104,898 in 2001 and $95,296 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fund I and II—Tucker

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund I	Fund II and II-OW	Total Partners’ Capital
Balance, December 31, 1999	$4,581,940	$4,058,192	$8,640,132
Net income	149,464	121,845	271,309
Partnership distributions	(394,255)	(285,191)	(679,446)

Balance, December 31, 2000	4,337,149	3,894,846	8,231,995
Net income	129,390	105,480	234,870
Partnership distributions	(295,671)	(199,406)	(495,077)

Balance, December 31, 2001	4,170,868	3,800,920	7,971,788
Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

Balance, December 31, 2002	$3,900,488	$3,613,912	$7,514,400

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funds I and II—Tucker

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$180,691	$234,870	$271,309

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	462,145	483,844	491,806
Amortization deferred lease acquisition costs	37,764	22,228	25,683
Changes in assets and liabilities:
Prepaid expenses and other assets, net	(7,037)	484	(3,799)
Accounts receivable	38,377	118,917	(97,006)
Accounts payable and accrued expenses	14,246	10,740	1,302
Due to affiliates	44,215	53,702	44,418

Total adjustments	589,710	689,915	462,404

Net cash provided by operating activities	770,401	924,785	733,713
Cash flows from investing activities:
Investment in real estate	(76,889)	(270,942)	(115,341)
Investment in deferred lease acquisition costs	(14,630)	(49,624)	(16,544)

Net cash used in investing activities	(91,519)	(320,566)	(131,885)
Cash flows from financing activities:
Distributions to joint venture partners	(642,876)	(568,483)	(608,206)

Net increase (decrease) in cash and cash equivalents	36,006	35,736	(6,378)
Cash and cash equivalents, beginning of year	152,975	117,239	123,617

Cash and cash equivalents, end of year	$188,981	$152,975	$117,239

Supplemental disclosure of noncash activities:
Partnership distributions payable	$158,787	$163,584	$236,990

Write-off of fully depreciated real estate assets	$0	$17,169	$0

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

Fund I, II, II-OW, VI, and VII Associates—Cherokee (or the “Cherokee Joint Venture”) was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker—Cherokee Joint Venture. Concurrent with the formation of Fund I, II, II-OW, VI, and VII Associates—Cherokee, Cherokee Commons was transferred from the Fund I and II Tucker—Cherokee Joint Venture to the Cherokee Joint Venture. Percentage ownership interests in the Cherokee Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million in return for an 11% ownership interest. Fund I’s ownership interest in the Cherokee Joint Venture changed from 31% to 24%, and Fund II and II-OW joint venture’s ownership interest changed from 69% to 55%. The approximately $2 million in cash contributed to the Cherokee Joint Venture was used to fund an expansion of the property for an existing tenant. On October 1, 2001, the Cherokee Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is selected financial information for Fund I, II, II-OW, VI, and VII Associates—Cherokee:

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets
	2002	2001
Cash and cash equivalents	41,705	8,455,308
Accounts receivable	0	54,871
Prepaid expenses and other assets, net	0	21,528

Total assets	$41,705	$8,531,707

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$41,705	$77,142
Accounts payable and accrued expenses	0	30,777
Due to affiliates	0	149,898

Total liabilities	41,705	257,817

Partners’ capital:
Wells Real Estate Fund I	0	1,840,011
Fund II and II-OW	0	4,620,682
Wells Real Estate Fund VI	0	907,949
Wells Real Estate Fund VII	0	905,248

Total partners’ capital	0	8,273,890

Total liabilities and partners’ capital	$41,705	$8,531,707

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000
Revenues:
Rental income	$0	$758,302		$965,305
Reimbursement income (1)	0	199,587	(1)	174,780	(1)
Interest income	141,151	69,626		78
Other income	0	1,008		0
Gain on sale of real estate	0	1,725,015		0

	141,151	2,753,538		1,140,163

Expenses:
Depreciation	0	254,448		442,250
Operating costs	4,491	133,911		199,337
Partnership administration	2,760	15,627		23,352
Management and leasing fees	0	67,560		74,422
Legal and accounting	9,191	18,357		6,180
Bad debt expense	2,027	8,682		0

	18,469	498,585		745,541

Net income	$122,682	$2,254,953		$394,622

Net income allocated to Wells Real Estate Fund I	$27,283	$541,707		$94,800

Net income allocated to Fund II and II-OW	$68,513	$1,230,326		$215,310

Net income allocated to Wells Real Estate Fund VI	$13,463	$241,460		$42,256

Net income allocated to Wells Real Estate Fund VII	$13,423	$241,460		$42,256

(1)	Amounts have been restated to reflect tenant reimbursements of $199,587 in 2001 and $174,780 in 2000 as revenue and gross property operating costs as expenses as described in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund I	Fund II and II-OW	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,618,133	$4,053,105	$796,558	$793,858	$7,261,654
Net income	94,800	215,310	42,256	42,256	394,622
Partnership distributions	(214,813)	(453,678)	(89,037)	(89,038)	(846,566)

Balance, December 31, 2000	1,498,120	3,814,737	749,777	747,076	6,809,710
Net income	541,707	1,230,326	241,460	241,460	2,254,953
Partnership distributions	(199,816)	(424,381)	(83,288)	(83,288)	(790,773)

Balance, December 31, 2001	1,840,011	4,620,682	907,949	905,248	8,273,890
Net income	27,283	68,513	13,463	13,423	122,682
Partnership distributions	(1,867,294)	(4,689,195)	(921,412)	(918,671)	(8,396,572)

Balance, December 31, 2002	$0	$0	$0	$0	$0

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$122,682	$2,254,953	$394,622

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	254,448	442,250
Amortization deferred lease acquisition costs	0	0	8,476
Gain on sale of real estate	0	(1,725,015)	0
Changes in assets and liabilities:
Prepaid expenses and other assets, net	21,528	12,961	(2,033)
Accounts receivable	54,871	(56,972)	(3,653)
Accounts payable and accrued expenses, and refundable security deposits	(30,777)	(29,563)	12,694
Due to affiliates	(149,898)	12,564	15,062

Total adjustments	(104,276)	(1,531,577)	472,796

Net cash provided by operating activities	18,406	723,376	867,418

Cash flows from investing activities:
Net proceeds from the sale of real estate	0	8,434,089	0
Investment in deferred lease acquisition costs	0	0	(17,463)
Investment in real estate	0	(6,275)	0

Net cash provided by investing activities	0	8,427,814	(17,463)

Cash flows from financing activities:
Distributions to joint venture partners	(8,432,009)	(910,822)	(841,555)

Net (decrease) increase in cash and cash equivalents	(8,413,603)	8,240,368	8,400
Cash and cash equivalents, beginning of year	8,455,308	214,940	206,540

Cash and cash equivalents, end of year	$41,705	$8,455,308	$214,940

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Partnership distributions payable	$41,705	$77,142	$197,195

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net (loss) income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income (loss)	$(410,907)	$1,734,777	$208,078
Decrease in net loss resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	477,259	447,329	693,726
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(659,428)	134,113	91,782
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	0	(1,509,904)	0
Rental income recognized for income tax purposes in excess of amounts for financial reporting purposes	6,744	22,037	258
Meals and entertainment	323	1,329	990
Other	57,866	0	(56,999)

Income tax basis net income	$(528,143)	$829,681	$937,835

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$18,632,747	$20,030,814	$19,298,610
Increase (decrease) in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	4,497,768	4,020,509	3,573,180
Joint venture change in ownership	14,293	14,293	14,293
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(65,210)	(71,954)	(93,991)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	1,899,968	2,559,396	2,425,283
Accumulated expenses capitalized for income tax purposes and expensed for financial reporting purposes, net of accumulated amortization	(2,086)	(2,086)	(2,086)
Partnership distributions payable	417,927	251,672	350,578
Other, net (Includes Meals & Entertainment)	13,016	(45,173)	(46,502)
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(1,509,904)	(1,509,904)	0

Income tax basis partners’ capital	$23,898,519	$25,247,567	$25,519,365

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001.

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$331,289	$418,752	$319,188	$435,217
Net income (loss)	(144,683)	(141,728)	(162,108)	37,612
Net income allocated to Class A limited partners	3,698	(91,197)	(162,108)	37,612
Net income (loss) allocated to Class B limited partners	(148,381)	(50,531)	0	0
Net income per Class A limited partner unit outstanding	$.04	$(.92)	$(1.64)	$.37
Net income (loss) per Class B limited partner unit outstanding (b)	(3.49)	(1.19)	0.00	0.00
Distribution per Class A limited partner unit outstanding	3.11	2.50	2.50	1.89

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$1,603,770	$370,039	$453,488	$792,433
Net income (loss)	1,174,326	20,872	102,301	437,278
Net income allocated to Class A limited partners	737,440	20,872	102,301	789,384
Net income (loss) allocated to Class B limited partners	436,886	0	0	(352,106)
Net income per Class A limited partner unit outstanding	$7.47	$0.21	$1.04	$7.99
Net income (loss) per Class B limited partner unit outstanding	10.26	0.00	0.00	(8.27)
Distribution per Class A limited partner unit outstanding	2.66	2.50	2.50	2.50

(a)	As further discussed in the Restatement Adjustments section of Note 1, the Partnership has historically reported property operating costs, net of reimbursements from tenants, as an expense in its consolidated statements of income. Beginning in the fourth quarter of 2002, the Partnership began presenting reimbursements received from tenants as revenue and gross property operating costs as expenses. Accordingly, the above summary of quarterly results for 2002 and 2001 have been reclassified to conform with this financial statement presentation and, thus, do not agree with the Form 10-Q’s previously filed for the Partnership. This change in presentation has no impact on the financial position, net income, or cash flows of the Partnership.

(b)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	COMMITMENTS AND CONTINGENCIES

On December 21, 2001, a class action lawsuit was filed against the Partnership and its general partners alleging, among other things, breach of the terms of the partnership agreement and breach of fiduciary duty with respect to the handling of sale proceeds under the partnership agreement. This action was dismissed pursuant to an order entered on September 30, 2002.

Litigation is pending against the Partnership involving allegations by a Class B limited partner that the terms of the Partnership’s partnership agreement, as it relates to the allocation and distribution of net sale proceeds, are inconsistent with the original intent of the parties. The plaintiff in this action seeks, among other things, to have the Partnership’s partnership agreement equitably reformed consistent with the alleged original intent or, in the alternative, to have the investments made by the Class B limited partners equitably rescinded, and requests an injunction prohibiting the general partners of the Partnership from distributing net sale proceeds until resolution of this action. Currently, it is management’s belief that the potential liability associated with this matter is neither probable or estimable; thus, no related accruals have been provided for in the accompanying financial statements.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

			Initial Cost			Gross Amounts at Which Carried at December 31, 2002
Description	Owner- ship	Encum- brances	Land	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Construc- tion in Progress	Total	Accumulated Depreciation	Date of Con-struction	Date Acquired	Life on which Depreciation Is Computed(g)
PACES PAVILION (a)	100	None	$515,078	$3,158,662	$1,957,696	$501,049	$5,130,387	$0	$5,631,436	$2,966,538	1986	12/27/85	20 to 25 years
BLACK OAK PLAZA (b)	100	None	727,500	4,151,849	1,203,751	737,770	5,336,872	8,458	6,083,100	2,841,517	1986	12/31/86	20 to 25 years
CROWE’S CROSSING (c)	100	None	1,317,220	7,617,905	294,571	0	0	0	0	0	1986	12/31/86	20 to 25 years
PEACHTREE PLACE (d)	90	None	187,087	0	1,086,459	201,789	1,071,441	316	1,273,546	664,228	1986	04/09/85	20 to 25 years

Total—Consolidated Fund I Properties			$2,746,885	$14,928,416	$4,542,477	$1,440,608	$11,538,700	$8,774	$12,988,082	$6,472,283

CHEROKEE COMMONS (e)	24	None	1,142,663	6,462,837	2,847,964	0	0	0	0	0	1986	06/09/87	20 to 25 years
HERITAGE PLACE AT TUCKER (f)	52	None	2,756,378	0	10,191,431	3,260,887	9,686,922	0	12,947,809	4,825,663	1987	09/04/86	20 to 25 years

Total—Non Consolidated Fund I Properties			$3,899,041	$6,462,837	$13,039,395	$3,260,887	$9,686,922	$0	$12,947,809	$4,825,663

Total—All Properties			$6,645,926	$21,391,253	$17,581,872	$4,701,495	$21,225,622	$8,774	$25,935,891	$11,297,946

(a)	Paces Pavilion Property is a medical office building located in Atlanta, Georgia, owned entirely by the Partnership.
(b)	Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.
(c)	Crowe’s Crossing is a retail shopping center located in DeKalb County, Georgia. This property was owned entirely by the Partnership and was sold January 11, 2001.
(d)	Peachtree Property is a commercial office park located in Atlanta, Georgia. It is owned by Wells-Baker.
(e)	Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. The property was owned by Fund I, II, II-OW, VI, and VII Associates and was sold October 1, 2001.
(f)	Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II—Tucker.
(g)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$45,558,713	$14,970,311
2000 additions	275,964	1,968,721
2000 deductions	(725,885)	(265,485)

BALANCE AT DECEMBER 31, 2000	45,108,792	16,673,547
2001 additions	473,134	1,315,188
2001 deductions	(19,743,952)	(7,750,572)

BALANCE AT DECEMBER 31, 2001	25,837,974	10,238,163
2002 additions	97,917	1,059,783

BALANCE AT DECEMBER 31, 2002	$25,935,891	$11,297,946

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund I and Fund II Tucker:

We have audited the accompanying balance sheets of Fund I and Fund II Tucker, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,260,887	$3,260,887
Building and improvements, less accumulated depreciation of $4,825,663 in 2002 and $4,363,518 in 2001	4,861,259	5,246,515

Total real estate assets	8,122,146	8,507,402
Cash and cash equivalents	188,981	152,975
Other assets, net	121,340	137,437
Accounts receivable, net	65,484	103,861
Total assets	$8,497,951	$8,901,675

Liabilities And Partners’ Capital

Liabilities:
Due to affiliates	$730,679	$686,464
Partnership distributions payable	158,787	163,584
Accounts payable and refundable security deposits	94,085	79,839

Total liabilities	983,551	929,887

Partners’ capital:
Wells Fund I	3,900,488	4,170,868
Fund II and Fund II-OW	3,613,912	3,800,920

Total partners’ capital	7,514,400	7,971,788

Total liabilities and partners’ capital	$8,497,951	$8,901,675

See accompanying notes.

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Revenues:
Rental income	$1,229,695	$1,327,608	$1,390,599
Reimbursement Income	100,180	104,898	95,296
Interest income	2,435	1,511	601

	1,332,310	1,434,017	1,486,496

Expenses:
Operating costs	457,000	503,868	530,034
Depreciation	462,145	483,844	491,806
Management and leasing fees	122,274	131,700	121,946
Joint Venture administration	47,311	44,514	37,480
Legal and accounting	28,745	15,757	6,824
Bad debt expense	34,144	19,464	27,097

	1,151,619	1,199,147	1,215,187

Net income	$180,691	$234,870	$271,309

Net income allocated to Wells Fund I	$99,543	$129,390	$149,464

Net income allocated to Fund II and Fund II-OW	$81,148	$105,480	$121,845

See accompanying notes.

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Wells Fund I	Fund II and Fund II-OW	Total Partners’ Capital
Balance, December 31, 1999	$4,581,940	$4,058,192	$8,640,132
Net income	149,464	121,845	271,309
Partnership distributions	(394,255)	(285,191)	(679,446)

Balance, December 31, 2000	4,337,149	3,894,846	8,231,995
Net income	129,390	105,480	234,870
Partnership distributions	(295,671)	(199,406)	(495,077)

Balance, December 31, 2001	4,170,868	3,800,920	7,971,788
Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

Balance, December 31, 2002	$3,900,488	$3,613,912	$7,514,400

See accompanying notes.

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$180,691	$234,870	$271,309

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	462,145	483,844	491,806
Amortization deferred lease acquisition costs	37,764	22,228	25,683
Changes in assets and liabilities:
Prepaid expenses and other assets, net	(7,037)	484	(3,799)
Accounts receivable	38,377	118,917	(97,006)
Accounts payable and accrued expenses	14,246	10,740	1,302
Due to affiliates	44,215	53,702	44,418

Total adjustments	589,710	689,915	462,404

Net cash provided by operating activities	770,401	924,785	733,713
Cash flows from investing activities:
Investment in real estate	(76,889)	(270,942)	(115,341)
Investment in deferred lease acquisition costs	(14,630)	(49,624)	(16,544)

Net cash used in investing activities	(91,519)	(320,566)	(131,885)
Cash flows from financing activities:
Distributions to joint venture partners	(642,876)	(568,483)	(608,206)

Net increase (decrease) in cash and cash equivalents	36,006	35,736	(6,378)
Cash and cash equivalents, beginning of year	152,975	117,239	123,617

Cash and cash equivalents, end of year	$188,981	$152,975	$117,239

Supplemental disclosure of noncash activities:
Partnership distributions payable	$158,787	$163,584	$236,990

Write-off of fully depreciated real estate assets	$0	$17,169	$0

Write-off of fully amortized deferred leasing costs	$0	$104,484	$0

See accompanying notes.

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On December 10, 1986, Wells Real Estate Fund I, L.P. (“Wells Fund I”) and Fund II and Fund II-OW entered into a joint venture agreement to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture agreement between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”). The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During 2002, 2001, and 2000, the Joint Venture owned 100% interest in Heritage Place at Tucker (“Tucker”), a retail shopping and commercial office complex located in Tucker, Georgia.

Use of Estimates

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

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund I and Fund II and Fund II-OW in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to Wells Fund I and Fund II and Fund II-OW on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net as of December 31, 2002 and 2001 are comprised of the following items:

	2002	2001
Refundable security deposits	$ 71,673	$ 64,636
Deferred leasing costs, net	49,667	72,801

Total	$121,340	$137,437

Deferred leasing costs reflect costs, net, incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, are presented net of accumulated amortization of $133,567 and $95,804 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $31,031 and $10,450 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund I and Wells Fund II and Wells Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund I, Wells Fund II and Wells Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $122,274, $131,700 and $121,946 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., the general partner of Wells Partners, L.P., performs certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $47,311, $44,514 and $37,480, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund I, Wells Fund II and Wells Fund IIOW are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:

2003	$1,005,756
2004	756,533
2005	508,103
2006	398,918
2007	275,430
Thereafter	558,728

$3,503,468

One tenant contributed 12% of rental income for the year ended December 31, 2002.

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
HERITAGE PLACE AT TUCKER(a)	None	$2,756,378	$0	$10,191,431	$3,260,887	$9,686,922	$0	$12,947,809	$4,825,663	1987	9/04/86	20 to 25 years

(a)	The Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$12,501,807	$3,405,036
2000 additions	115,340	491,806

BALANCE AT DECEMBER 31, 2000	12,617,147	3,896,842
2001 additions	270,941	483,844
2001 deletions	(17,168)	(17,168)

BALANCE AT DECEMBER 31, 2001	12,870,920	4,363,518
2002 additions	76,889	462,145

BALANCE AT DECEMBER 31, 2002	$12,947,809	$4,825,663

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund I, II, II-OW, VI and VII Associates:

We have audited the accompanying balance sheets of Fund I, II, II-OW, VI and VII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002 These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I, II,
II-OW, VI and VII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

FUND I, II, II-OW, VI AND VII ASSOCIATES

(A Georgia Joint Venture)

BALANCE SHEETS DECEMBER 31, 2002 AND 2001

Assets
	2002	2001
Real estate assets, at cost:
Land	$0	$0
Building and improvements, less accumulated depreciation of $0 in 2002 and $0 in 2001	0	0

Total real estate assets	0	0
Cash and cash equivalents	41,705	8,455,308
Accounts receivable, net	0	54,871
Other assets	0	21,528

Total assets	$41,705	$8,531,707

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$41,705	$77,142
Accounts payable and accrued expenses	0	30,777
Due to affiliates	0	149,898
Total liabilities	41,705	257,817
Partners’ capital:
Wells Fund I	0	1,840,011
Fund II and Fund II-OW	0	4,620,682
Wells Fund VI	0	907,949
Wells Fund VII	0	905,248

Total partners’ capital	0	8,273,890

Total liabilities and partners’ capital	$41,705	$8,531,707

See accompanying notes.

FUND I, II, II-OW, VI AND VII ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Revenues:
Rental income	$0	$758,302	$965,305
Reimbursement Income	0	199,587	174,780
Interest income	141,151	69,626	78
Other income	0	1,008	0
Gain on sale of real estate	0	1,725,015	0

	141,151	2,753,538	1,140,163

Expenses:
Depreciation	0	254,448	442,250
Operating costs	4,491	133,911	199,337
Joint Venture administration	2,760	15,627	23,352
Management and leasing fees	0	67,560	74,422
Legal and accounting	9,191	18,357	6,180
Bad debt expense	2,027	8,682	0

	18,469	498,585	745,541

Net income	$122,682	$2,254,953	$394,622

Net income allocated to Wells Fund I	$27,283	$541,707	$94,800

Net income allocated to Fund II and Fund II-OW	$68,513	$1,230,326	$215,310

Net income allocated to Wells Fund VI	$13,463	$241,460	$42,256

Net income allocated to Wells Fund VII	$13,423	$241,460	$42,256

See accompanying notes.

FUND I, II, II-OW, VI AND VII ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Wells Fund I	Fund II and Fund II-OW	Wells Fund VI	Wells Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,618,133	$4,053,105	$796,558	$793,858	$7,261,654
Net income	94,800	215,310	42,256	42,256	394,622
Partnership distributions	(214,813)	(453,678)	(89,037)	(89,038)	(846,566)

Balance, December 31, 2000	1,498,120	3,814,737	749,777	747,076	6,809,710
Net income	541,707	1,230,326	241,460	241,460	2,254,953
Partnership distributions	(199,816)	(424,381)	(83,288)	(83,288)	(790,773)

Balance, December 31, 2001	1,840,011	4,620,682	907,949	905,248	8,273,890
Net income	27,283	68,513	13,463	13,423	122,682
Partnership distributions	(1,867,294)	(4,689,195)	(921,412)	(918,671)	(8,396,572)

Balance, December 31, 2002	$0	$0	$0	$0	$0

See accompanying notes.

FUND I, II, II-OW, VI AND VII ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$122,682	$2,254,953	$394,622

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	254,448	442,250
Amortization deferred lease acquisition costs	0	0	8,476
Gain on sale of real estate	0	(1,725,015)	0
Changes in assets and liabilities:
Prepaid expenses and other assets, net	21,528	12,961	(2,033)
Accounts receivable	54,871	(56,972)	(3,653)
Accounts payable and accrued expenses, and refundable security deposits	(30,777)	(29,563)	12,694
Due to affiliates	(149,898)	12,564	15,062

Total adjustments	(104,276)	(1,531,577)	472,796

Net cash provided by operating activities	18,406	723,376	867,418

Cash flows from investing activities:
Net proceeds from the sale of real estate	0	8,434,089	0
Investment in deferred lease acquisition costs	0	0	(17,463)
Investment in real estate	0	(6,275)	0

Net cash provided by investing activities	0	8,427,814	(17,463)

Cash flows from financing activities:
Distributions to joint venture partners	(8,432,009)	(910,822)	(841,555)

Net (decrease) increase in cash and cash equivalents	(8,413,603)	8,240,368	8,400
Cash and cash equivalents, beginning of year	8,455,308	214,940	206,540

Cash and cash equivalents, end of year	$41,705	$8,455,308	$214,940

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES Partnership distributions payable	$41,705	$77,142	$197,195

See accompanying notes.

FUND I, II, IIOW, VI AND VII ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In August 1995, Wells Real Estate Fund I (“Wells Fund I”), Fund II and Fund II-OW, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”) entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the “Joint Venture”) for the purpose of acquiring Cherokee Commons, a retail shopping center approximately 103,755 square feet and located in Cherokee County, Georgia. Fund II-IIOW Associates is a joint venture agreement between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (Wells Fund II-OW”). The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

Until the formation of the Joint Venture, Cherokee Commons was owned by the Fund I and II Tucker – Cherokee joint venture. Percentage ownership interests in the Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the Joint Venture agreement, Wells Funds VI and Wells Fund VII each contributed approximately $1 million in cash in return for an approximate ownership interest of 11%. Wells Fund I’s ownership interest in the Joint Venture changed from 31% to 24%, and Fund II and IIOW Associates ownership interest changed from 69% to 55%. The approximately $2 million cash contribution from Wells Fund VI and Wells Fund VII was used to fund an expansion of the property for an existing tenant.

On October 1, 2001, the Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

FUND I, II, IIOW, VI AND VII ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund I, Fund II and Fund II-OW, Wells Fund VI and Wells Fund VII in accordance with their respective ownership interests. Net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets

As of December 31, 2001, other assets are comprised of interest income receivable of $20,000 and utility deposits of $1,528.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $3,412 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

FUND I, II, IIOW, VI AND VII ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The general and limited partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII are required to include their respective shares of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $0, $67,560 and $74,422 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. and its affiliates perform certain administrative services for the various Wells Real Estate Funds and affiliated joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $2,760, $15,627 and $23,352, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.