Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND I
filed 2003-05-09
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS:
Real estate, at cost:
Land	$1,440,608	$1,440,608
Building and improvements, less accumulated depreciation of $ 6,615,490 in 2003 and $6,472,283 in 2002	4,929,209	5,075,191

Total real estate assets	6,369,817	6,515,799
Investments in Joint Ventures	3,860,398	3,900,488
Cash and cash equivalents	10,380,021	10,404,816
Accounts receivable, net	86,450	81,825
Due from joint ventures	58,952	100,667
Prepaid expenses and other assets	142,448	122,325
Deferred lease acquisition costs	148,281	159,295

Total assets	$21,046,367	$21,285,215

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable, accrued expenses and refundable security deposits	$165,576	$194,914
Due to affiliates	2,015,445	2,000,915
Partnership distributions payable	411,698	417,928
Minority interest	36,081	38,711

Total liabilities	2,628,800	2,652,468

Partners’ capital:
Limited partners:
Class A—98,716 units outstanding	18,417,567	18,632,747
Class B—42,568 units outstanding		0

Total partners’ capital	18,417,567	18,632,747

Total liabilities and partners’ capital	$21,046,367	$21,285,215

See accompanying notes.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Rental income	$280,703	$262,843
Tenant reimbursements	37,696	24,736
Interest income	42,618	12,343
Equity in income of Joint Ventures (Note 2)	47,940	31,367
Other Income	2,181	0

	411,138	331,289

EXPENSES:
Depreciation	143,207	148,381
Operating costs—rental properties	122,936	215,227
Legal and accounting	47,721	48,582
Partnership administration	34,543	34,345
Management and leasing fees	29,283	26,077
Write-off of real estate asset	2,775	0
Other general and administrative	1,692	3,262

	382,157	475,874

NET INCOME (LOSS) BEFORE MINORITY INTEREST	28,981	(144,585)

MINORITY INTEREST	94	(98)

NET INCOME (LOSS)	$29,075	$(144,683)

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$29,075	$3,698

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(148,381)

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.29	$0.04

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$(3.49)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$2.50	$3.11

See accompanying notes.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	98,716	$19,831,902	42,568	$198,912	$20,030,814
Net loss	0	(211,995)	0	(198,912)	(410,907)
Partnership distribution	0	(987,160)	0	0	(987,160)

BALANCE, December 31, 2002	98,716	18,632,747	42,568	0	18,632,747
Net income	0	29,075	0	0	29,075
Partnership distributions	0	(244,255)	0	0	(244,255)

BALANCE, March 31, 2003 (unaudited)	98,716	$18,417,567	42,568	$0	$18,417,567

See accompanying notes.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,075	$(144,683)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of Joint Ventures	(47,940)	(31,367)
Depreciation	143,207	148,381
Write-off of real estate asset	2,775	0
Amortization of deferred lease costs	11,014	(3,398)
Changes in assets and liabilities:
Accounts receivable	(4,625)	15,120
Prepaid expenses and other assets	(20,123)	(5,529)
Accounts payable, accrued expenses and refundable security deposits	(29,338)	(18,788)
Due to affiliates	14,530	10,922
Minority interest	(94)	98

Total adjustments	69,406	115,439

Net cash provided by (used in) operating activities	98,481	(29,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	129,745	134,824
Investment in real estate	0	(3,326)

Net cash provided by investing activities	129,745	131,498

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest distributions	(6,245)	(1,798)
Partnership distributions paid	(246,776)	(280,782)

Net cash used in financing activities	(253,021)	(282,580)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,795)	(180,326)

CASH AND CASH EQUIVALENTS, beginning of period	10,404,816	8,587,586

CASH AND CASH EQUIVALENTS, end of period	$10,380,021	$8,407,260

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$58,952	$74,020

Partnership distributions payable	$411,698	$278,176

See accompanying notes.

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

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

As of March 31, 2003, the Partnership owned interests in the following two properties directly: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, in which the Partnership owns an approximately 27% condominium interest, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

As of March 31, 2003, the Partnership owned interests in the following 2 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Wells-Baker Associates	— The Partnership — Wells & Associates, Inc.*	1. Peachtree Place A commercial office building located in suburban Atlanta, Georgia.

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	— The Partnership — Fund II-IIOW Associates**	2. Heritage Place A retail shopping center and commercial office complex located in Tucker, Georgia

*	Wells & Associates, Inc. is affiliated with the Partnership through common management.

**	Fund II- IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Fund II and IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third-party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing properties and joint ventures, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

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

The consolidated financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocation of Net Income, Net Loss, and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(a) Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures, in which the Partnership held ownership interests, for the three months ended March 31, 2003 and 2002:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund I-II Tucker Associates	$320,626	$364,160	$92,352	$46,098	$47,940	$25,395
Fund I-II-IIOW-VI-VII Associates	0	43,326	0	24,861	0	5,972

	$320,626	$407,486	$92,352	$70,959	$47,940	$31,367

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Since the third quarter of 1998, the on-site management and leasing of Black Oak Plaza has been performed by an independent third-party property management company. The management company receives a 3% fee and the balance due to Wells Management Company, Inc. is accrued. Since Wells Management has elected to defer current receipt of its management and leasing fees due from the Partnership, management and leasing fees as well as initial lease-up fees due from the Partnership and with respect to the Partnership’s interest in joint ventures owning properties are currently being expensed but not paid to Wells Management.

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the quarters-ended March 31, 2003 and 2002, the Partnership reimbursed $23,083 and $27,209, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $411,138 and $331,289 for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from an increase in interest income earned on property sales proceeds held in reserve, increased rental income from Paces Pavilion due to the approximate 25% increase in occupancy of this property, and increased reimbursement income at Black Oak Plaza resulting from adjustments to 2002 operating expense reimbursement billings to tenants, which were recorded in the first quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. The corresponding increase in equity in income of joint ventures is further described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to a decrease in rental and reimbursement revenues generated from Heritage Place as a result of the decline in occupancy rates from approximately 80% as of March 31, 2002 to approximately 69% as of March 31, 2003.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to the decline in depreciation expense recognized for Heritage Place as a result of entering into the contract to sell the retail portion of Heritage Place effective January 23, 2003, which is discussed further in section (g) below. Pursuant to Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Fund I and Fund II Tucker Associates stopped recognizing depreciation expense on the retail fixed assets of Heritage Place upon classifying such assets as held for sale effective January 23, 2003. In addition, Fund I-II-IIOW-VI-VII sold the Cherokee Commons property in the fourth quarter of 2001 and, accordingly, recognized adjustments to the gain on the sale of Cherokee Commons in the first quarter of 2002 as actual information became available for the estimated operating costs and selling expenses recorded at closing, offset by an increase in accounting and legal fees incurred in connection with changing independent auditors in 2002.

Expenses

Expenses of the Partnership were $382,157 and $475,874 for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 is primarily due to a decrease in operating expenses for Black Oak Plaza resulting from a lower property value assessment for 2003, and a non-recurring reserve of doubtful accounts receivable due from tenants at this property, which was recorded in the first quarter of 2002.

As a result, net income (loss) of the Partnership was $29,075 and $(144,683) for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $98,481 and $(29,244) for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from an increase in gross revenues, largely due to the increase in occupancy of Paces Pavilion, and a decrease in the expenses of the Partnership as further described above.

Cash Flows From Investing Activities

Net cash flows from investing activities has remained relatively stable at $129,745 for the three months ended March 31, 2003, as compared to $131,498 for the three months ended March 31, 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities was $(253,021) and $(282,580) for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used from 2002 resulted primarily from reserving a portion of operating and investing cash flows in order to fund tenant improvements and releasing costs for Paces Pavilion and Black Oak Plaza beginning in 2002.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $2.50 and $3.11 for the quarters ended March 31, 2003 and 2002, respectively. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Class A Units were paid in May 2003. No cash distributions were made to Limited Partners holding Class B Units. .

Sales Proceeds

The Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property, the Crowe’s Crossing property and a portion of Peachtree Place have not been distributed. The General Partners believe that it is in the best interest of the limited partners to hold such proceeds in reserve while the General Partners continue to negotiate with the owners of the other interests in Paces Pavilion and pending resolution of the litigation described in Part II, Item 3 below.

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

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

(g) Subsequent Event

On April 7, 2003, Fund I-II Tucker Associates sold a retail shopping center containing approximately 29,858 rentable square feet located in Tucker, Dekalb County, Georgia (the “Heritage Retail Center Property”) for a $3.4 million sales price. The Heritage Retail Center Property, along with a commercial office building complex divided into seven separate buildings containing approximately 67,465 rentable square feet, is collectively known as Heritage Place. The Partnership holds approximately a 51.9% equity interest in Fund I-II Tucker Associates. The net proceeds allocable to the Partnership as a result of the sale of the Heritage Retail Center Property were approximately $1.64 million. The Partnership recognized a gain of approximately $239,000 from the sale of the Heritage Retail Center Property.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.     OTHER INFORMATION

ITEM	3. LEGAL PROCEEDINGS

On January 17, 2003, the Partnership was served with a putative class action by a limited partner holding Class B units, on behalf of all limited partners holding Class B units as of January 15, 2003, that seeks equitable relief with regard to the rights and obligations of all the Partnership’s limited partners and general partners under the Partnership Agreement. This litigation was filed in the Superior Court of Gwinnett County, Georgia (Roy Johnston v. Wells Real Estate Fund I, Civil Action No. 03-A00525-6) (the “Johnston Action”). The plaintiff in the Johnston Action generally alleges that the terms of the Partnership Agreement, as it relates to the allocation and distribution of net sale proceeds, are inconsistent with the original intent of the parties. The plaintiff alleges that the original intent was that limited partners holding Class B units would have a priority in payment of cash distributions of net sale proceeds to bring them even with the amount of cash distributions previously made to limited partners holding Class A units. The Johnston Action seeks, among other things, to have the Partnership’s Partnership Agreement equitably reformed consistent with the alleged original intent or, in the alternative, to have the investments made by limited partners holding Class B units equitably rescinded, and requests an injunction prohibiting the general partners of the Partnership from distributing net sales proceeds until the resolution of the action. On March 31, 2003, the Partnership’s motion requesting the Court to compel arbitration of all claims alleged in the Johnston Action was denied by the Court.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	On January 31, 2003, the Partnership filed a Current Report on Form 8-K dated January 17, 2003 disclosing the litigation described in Item 3 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I
(Registrant)

May 9, 2003	By:	WELLS CAPITAL, INC.
(Corporate General Partners)

/s/ LEO F. WELLS, III
Leo F. Wells, III
President

May 9, 2003		/s/ DOUGLAS P. WILLIAMS
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND I

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002