Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND I
filed 2003-08-08
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒     No ☐

FORM 10-Q

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Real estate, at cost:
Building and improvements, less accumulated depreciation of $6,758,368 in 2003 and $6,472,283 in 2002	$4,834,038	$5,075,191
Land	1,440,608	1,440,608

Total real estate assets	6,274,646	6,515,799

Cash and cash equivalents	11,825,312	10,404,816
Investments in Joint Ventures	2,351,291	3,900,488
Deferred lease acquisition costs	138,842	159,295
Prepaid expenses and other assets	126,860	122,325
Accounts receivable, net	115,889	81,825
Due from joint ventures	0	100,667

Total assets	$20,832,840	$21,285,215

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliates	$2,029,558	$2,000,915
Accounts payable, accrued expenses and refundable security deposits	319,175	194,914
Partnership distributions payable	164,935	417,928
Minority interest	35,426	38,711

Total liabilities	2,549,094	2,652,468

Partners’ capital:
Limited partners:
Class A—98,716 units outstanding as of June 30, 2003 and December 31, 2002	18,283,746	18,632,747
Class B—42,568 units outstanding as of June 30, 2003 and December 31, 2002	0	0

Total partners’ capital	18,283,746	18,632,747

Total liabilities and partners’ capital	$20,832,840	$21,285,215

See accompanying notes

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF LOSS

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Rental income	$274,520	$270,109	$555,222	$532,952
Equity in income of Joint Ventures (Note 2)	128,190	33,476	176,130	64,843
Interest income	34,147	65,031	76,765	77,374
Tenant reimbursements	19,249	50,135	56,945	74,871
Other income	1,352	0	3,532	0

	457,458	418,751	868,594	750,040

EXPENSES:
Legal and accounting	252,735	235,100	303,212	283,683
Depreciation	142,878	148,383	286,085	296,764
Operating costs—rental properties	122,643	79,416	245,578	294,643
Partnership administration	40,473	56,035	72,259	90,379
Management and leasing fees	27,416	40,627	56,699	66,704
Other general and administrative	3,226	2,623	4,919	5,885
Write-off of real estate asset	0	0	2,775	0

	589,371	562,184	971,527	1,038,058

NET LOSS BEFORE MINORITY INTEREST	(131,913)	(143,433)	(102,933)	(288,018)
MINORITY INTEREST	627	1,705	722	1,607

NET LOSS	$(131,286)	$(141,728)	$(102,211)	$(286,411)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(131,286)	$(91,197)	$(102,211)	$(87,499)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(50,531)	$0	$(198,912)

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(1.33)	$(0.92)	$(1.04)	$(.89)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$(1.19)	$0.00	$(4.67)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$2.50	$2.50	$5.61

See accompanying notes

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	98,716	$19,831,902	42,568	$198,912	$20,030,814
Net loss	0	(211,995)	0	(198,912)	(410,907)
Partnership distributions	0	(987,160)	0	0	(987,160)

BALANCE, December 31, 2002	98,716	18,632,747	42,568	0	18,632,747
Net loss	0	(102,211)	0	0	(102,211)
Partnership distributions	0	(246,790)	0	0	(246,790)

BALANCE, June 30, 2003 (unaudited)	98,716	$18,283,746	42,568	$0	$18,283,746

See accompanying notes

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,211)	$(286,411)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in income of Joint Ventures	(176,130)	(64,843)
Depreciation	286,085	296,764
Write-off of real estate asset	2,775	0
Amortization of deferred lease costs	20,453	33,999
Changes in assets and liabilities:
Accounts receivable	(34,064)	(34,901)
Prepaid expenses and other assets	(4,535)	(6,810)
Accounts payable, accrued expenses and refundable security deposits	124,261	12,046
Due to affiliates	28,643	23,395
Minority interest	(722)	(1,607)

Total adjustments	246,766	258,043

Net cash provided by (used in) operating activities	144,555	(28,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	1,825,994	238,706
Investment in deferred lease acquisition costs	0	(16,223)
Investment in real estate	(47,707)	(3,326)

Net cash provided by investing activities	1,778,287	219,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest distributions	(8,781)	(1,670)
Partnership distributions paid	(493,565)	(565,462)

Net cash used in financing activities	(502,346)	(567,132)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,420,496	376,343

CASH AND CASH EQUIVALENTS, beginning of period	10,404,816	8,587,586

CASH AND CASH EQUIVALENTS, end of period	$11,825,312	$8,211,243

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$0	$2,206,099

Partnership distributions payable	$164,935	$240,286

See accompanying notes

WELLS REAL ESTATE FUND I

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

As of June 30, 2003, the Partnership owned interests in the following two properties directly: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, in which the Partnership owns an approximately 27% condominium interest, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

As of June 30, 2003, the Partnership owned interests in the following two properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Wells-Baker Associates	— Wells Real Estate Fund I — Wells & Associates, Inc.*	1. Peachtree Place A commercial office building located in Norcross, Georgia.

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	— Wells Real Estate Fund I — Fund II and Fund IIOW **	2. Heritage Place A commercial office complex located in Tucker, Georgia.

*	Wells & Associates, Inc. is affiliated with the Partnership through common management.

**	Fund II and Fund IIOW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On October 1, 2001, Fund I, II, II-OW, VI and VII Associates, a joint venture among the Partnership, Fund II and Fund IIOW, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third-party for a gross sales price of $8,660,000. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. Fund I, II, II-OW, VI and VII

Associates were liquidated in the fourth quarter of 2002, and approximately $2,126,000 in net sales proceeds was allocated to the Partnership as a result of this sale.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sales price of $3,400,000, resulting in a gain of approximately $293,000, net of selling expenses of approximately $158,000. Of this gain, the Partnership recognized approximately $152,000 in equity in income of Joint Ventures. The Partnership was allocated approximately $1,637,000 in net sales proceeds as a result of this sale.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing properties and joint ventures, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The consolidated financial statements include the financial information of the Partnership and Wells-Baker Associates. The Partnership’s interest in Wells-Baker Associates was approximately 90% for each of the periods presented. All significant intercompany balances have been eliminated in consolidation. Minority interest represents Wells & Associates, Inc.’s interest in Wells-Baker Associates of approximately 10% for each of the periods presented.

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

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the Class B limited partners and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures, in which the Partnership held ownership interests, for the three and six months ended June 30, 2003 and 2002:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund I-II Tucker Associates	$635,577	$344,605		$246,947	$48,486	$128,190	$26,711
Fund I-II-IIOW-VI-VII Associates	0	26,952		0	28,163	0	6,765

	$635,577	$371,557	(1)	$246,947	$76,649	$128,190	$33,476

(1)	Amounts have been restated to reflect tenant reimbursements of $22,853 as revenues for the three months ended June 30, 2002, which has no impact on net loss.

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund I-II Tucker Associates	$956,203	$708,764		$339,300	$94,583	$176,131	$52,105
Fund I-II-IIOW-VI-VII Associates	0	70,278		0	53,023	0	12,738

	$956,203	$779,042	(2)	$339,300	$147,606	$176,131	$64,843

(2)	Amounts have been restated to reflect tenant reimbursements of $54,753 as revenues for the six months ended June 30, 2002, which has no impact on net loss.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations respectively. In the current year, adoption of this standard did not have a significant impact on the Company, as SFAS 144 did not significantly change the measurement criteria for impairment under SFAS 121 and no properties were disposed of in the current year resulting in discontinued operations.

4.    RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

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

Since the third quarter of 1998, the on-site management and leasing of Black Oak Plaza has been performed by an independent third-party property management company. The management company receives a 3% fee and the balance due to Wells Management is accrued. Wells Management has elected to defer the current receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership during and through its interest in joint ventures. Accordingly, such fees are expensed as incurred and are included as due to affiliates in the accompanying balance sheets.

(b) Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $30,651 and $27,587 for the three months ended June 30, 2003 and 2002, respectively, and $75,587 and $68,927 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $8,600 and $9,296 for the three months ended June 30, 2003 and 2002, respectively, and $21,825 and $17,747 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c) Conflicts of Interests

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

(a)  Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows or sales proceeds.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership were $457,458 and $418,571 for the three months ended June 30, 2003 and 2002, respectively, and $868,594 and $750,040 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from (i) the corresponding increase in equity in income of Joint Ventures further described below, (ii) an increase in occupancy of Paces Pavilion during 2003, partially offset by a decline in property tax reimbursement billings to tenants at Black Oak as further described in the Expenses of Joint Ventures section below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures increased in 2003, as compared to 2002, primarily due to the gain recognized on the sale of the retail portion of Heritage Place of approximately $293,000 during the second quarter of 2003, partially offset by a reduction in interest income earned by Fund I-II-IIOW-VI-VII Associates as a result of liquidating this joint venture during the fourth quarter of 2002.

Expenses of Joint Ventures

The expenses of the Joint Ventures decreased in 2003, as compared to 2002, primarily as a result of (i) liquidating Fund I-II-IIOW-VI-VII Associates during the fourth quarter of 2002 and (ii) selling the retail portion of Heritage Place in April 2003.

Expenses

Expenses of the Partnership were $589,371 and $562,184 for the three months ended June 30, 2003 and 2002, respectively. The slight increase for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is primarily due to an increase in recoverable expenses for Paces Pavilion and legal fees related to the litigation discussed in Part II, Item 1.

Expenses of the Partnership were $971,527 and $1,038,058 for the six months ended June 30, 2003 and 2002, respectively. The 2003 slight decrease from 2002 is primarily due to (i) the decline in operating expenses for Black Oak Plaza resulting from a lower property value assessment for 2003, and (ii) a non-recurring reserve of doubtful accounts receivable due from tenants at this property recorded in the first quarter of 2002, partially offset by (iii) additional legal and accounting fees incurred in connection with the litigation discussed in Part II, Item 1 below, and (iv) an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of new reporting regulations during the second half of 2003.

Net Loss

As a result, the Partnership reported net loss of $(131,286) and $(141,728) for the three months ended June 30, 2003 and 2002, respectively, and $(102,211) and $(286,411) for the six months ended June 30, 2003 and 2002, respectively.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $144,555 and $(28,368) for the six months ended June 30, 2003 and 2002, respectively.The 2003 increase from 2002 resulted primarily from (i) the increase in gross revenues further described above, and (ii) a change in the timing of payments of accounts payable in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities was $1,778,287 and $219,157 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 is primarily a result of receiving net proceeds from the sales of the retail portion of Heritage Place from Fund I-II Tucker Associates during the second quarter of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities was $(502,346) and $(567,132) for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used from 2002 resulted primarily from reserving a portion of operating and investing cash flows in order to fund tenant improvements and releasing costs for Paces Pavilion and Black Oak Plaza.

Distributions

The Partnership declared distributions of net cash from operations to the limited partners holding Class A Units of $0 and $246,790 for the quarters ended June 30, 2003 and 2002, respectively. The lack of distributions to limited partners to date in 2003, as compared to 2002, is primarily a result of reserving operating cash flows and cash flows received from operations of Joint Ventures to fund legal costs associated with the litigation discussed in Part II, Item 1. Such disbursements for legal costs have been made from operating cash flow and distributions of operating cash flow received from investments in Joint Ventures. No distributions were made to limited partners holding Class B Units.

Sales Proceeds

The Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property, the Crowe’s Crossing property, a portion of Peachtree Place, and a portion of Heritage Place have not been distributed. The General Partners believe that it is in the best interest of the limited partners to hold such proceeds in reserve while the General Partners continue to negotiate with the owners of the other interests in Paces Pavilion and pending resolution of the litigation described in Part II, Item 1 below.

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

(d)  Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On April 2, 2003, the Court denied the Partnership’s previously filed motion to compel arbitration. Subsequently, several limited partners holding Class A units filed a motion to intervene in the Johnston Action on the grounds that Mr. Johnston seeks relief that would be detrimental to limited partners holding Class A units, and that judgment in favor of Mr. Johnston would impair or impede the Class A unit holders’ ability to protect their interests. The Partnership then filed its answer, a counterclaim seeking a declaratory judgment and an interpleader action, and a motion to join the intervenor Class A unit holders and recast the action as one in interpleader. In its counterclaim, the Partnership seeks a declaratory judgment as to how net sale proceeds should be distributed as between limited partners holding Class A units and limited partners holding Class B units.

On June 27, 2003, the Court entered an order granting the motion to intervene filed by certain Class A unit holders (the “Class A Intervenors”). On July 29, 2003, the Class A Intervenors filed a cross-claim against the Partnership seeking that the Partnership be required and directed to disburse funds in accordance with the partnership documents. The Court has not yet ruled on this cross-claim or the Partnership’s motion to recast the action as one in interpleader.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following reports on Form 8-K during the second quarter of 2003:

(i)	On April 21, 2003, the Partnership filed a Current Report on Form 8-K dated April 7, 2003 disclosing the sale of the retail portion of Heritage Place; and

(ii)	On June 2, 2003, the Partnership filed a Current Report on Form 8-K dated April 7, 2003 as an amendment to the 8-K filed on April 21, 2003, disclosing certain financial information in connection with the sale of the retail portion of Heritage Place.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
August 8, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND I

Exhibit No.	Description

10.1	Purchase and Sale Agreement relating to the Heritage Place Shopping Center

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002