Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND I
filed 2003-11-10
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to                                 .

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

Yes ☒    No ☐

WELLS REAL ESTATE FUND I

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Real estate, at cost:
Building and improvements, less accumulated depreciation of $6,905,349 in 2003 and $6,472,283 in 2002	$4,703,907	$5,075,191
Land	1,440,608	1,440,608

Total real estate assets	6,144,515	6,515,799
Cash and cash equivalents	11,913,787	10,404,816
Investments in Joint Ventures	2,307,446	3,900,488
Deferred lease acquisition costs	135,167	159,295
Prepaid expenses and other assets	125,815	122,325
Accounts receivable, net	122,789	81,825
Due from joint ventures	33,000	100,667

Total assets	$20,782,519	$21,285,215

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliate	$2,043,875	$2,000,915
Accounts payable, accrued expenses and refundable security deposits	399,493	194,914
Partnership distributions payable	164,908	417,928
Minority interest	34,234	38,711

Total liabilities	2,642,510	2,652,468

Partners’ capital:
Limited partners:
Class A—98,716 units outstanding as of September 30, 2003 and December 31, 2002	18,140,009	18,632,747
Class B—42,568 units outstanding as of September 30, 2003 and December 31, 2002	0	0
General Partners	0	0

Total partners’ capital	18,140,009	18,632,747

Total liabilities and partners’ capital	$20,782,519	$21,285,215

See accompanying notes

WELLS REAL ESTATE FUND I

CONSOLIDATED STATEMENTS OF LOSS

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
REVENUES:
Rental income	$280,653	$277,820	$835,875	$810,772
Interest income	28,289	26,170	105,054	103,548
Tenant reimbursements	24,605	(183)	81,550	74,688
Equity in (loss) income of Joint Ventures (Note 2)	(10,846)	15,378	165,285	80,221

	322,701	319,185	1,187,764	1,069,229

EXPENSES:
Depreciation	146,981	152,674	433,066	449,438
Legal and accounting	136,910	131,029	433,525	404,121
Operating costs—rental properties	125,113	121,198	387,613	449,845
Partnership administration	35,416	53,130	114,273	154,101
Management and leasing fees	18,790	20,921	55,036	53,626
Other general and administrative	4,420	2,918	9,338	8,803
Write-off of real estate asset	0	0	2,775	0

	467,630	481,870	1,435,626	1,519,934

NET LOSS BEFORE MINORITY INTEREST	(144,929)	(162,685)	(247,862)	(450,705)
MINORITY INTEREST	1,192	578	1,914	2,186

NET LOSS	$(143,737)	$(162,107)	$(245,948)	$(448,519)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(143,737)	$(162,107)	$(245,948)	$(249,607)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$(198,912)

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(1.46)	$(1.64)	$(2.49)	$(2.53)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$(0.00)	$0.00	$(4.67)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$2.50	$2.50	$8.11

See accompanying notes

WELLS REAL ESTATE FUND I

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	98,716	$19,831,902	42,568	$198,912	$0	$20,030,814
Net loss	0	(211,995)	0	(198,912)	0	(410,907)
Partnership distributions	0	(987,160)	0	0	0	(987,160)

BALANCE, December 31, 2002	98,716	18,632,747	42,568	0	0	18,632,747
Net loss	0	(245,948)	0	0	0	(245,948)
Partnership distributions	0	(246,790)	0	0	0	(246,790)

BALANCE, September 30, 2003 (unaudited)	98,716	$18,140,009	42,568	$0	$0	$18,140,009

See accompanying notes

WELLS REAL ESTATE FUND I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(245,948)	$(448,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Joint Ventures	(165,285)	(80,221)
Depreciation	433,066	449,438
Write-off of real estate asset	2,775	0
Amortization of deferred lease costs	29,571	44,087
Changes in assets and liabilities:
Accounts receivable, net	(40,964)	101,657
Prepaid expenses and other assets	(3,490)	(63,149)
Accounts payable, accrued expenses and refundable security deposits	204,579	11,339
Due to affiliates	42,960	39,741
Minority interest	(1,914)	(2,186)

Total adjustments	501,298	500,706

Net cash provided by operating activities	255,350	52,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	1,825,994	341,442
Investment in deferred lease acquisition costs	(5,443)	(18,335)
Investment in real estate	(64,557)	(3,326)

Net cash provided by investing activities	1,755,994	319,781

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest distributions	(8,793)	(2,405)
Distributions to limited partners	(493,580)	(812,904)

Net cash used in financing activities	(502,373)	(815,309)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,508,971	(443,341)
CASH AND CASH EQUIVALENTS, beginning of period	10,404,816	8,587,586

CASH AND CASH EQUIVALENTS, end of period	$11,913,787	$8,144,245

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$33,000	$2,207,902

Partnership distributions payable	$164,908	$239,634

See accompanying notes

WELLS REAL ESTATE FUND I

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

As of September 30, 2003, the Partnership owned interests in the following two properties directly: (i) Paces Pavilion, a medical office building located in Atlanta, Georgia, in which the Partnership owns an approximately 27% condominium interest, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership also owned interests in the following two properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Wells-Baker Associates	— Wells Real Estate Fund I — Wells & Associates, Inc.*	1. Peachtree Place A commercial office building located in Norcross, Georgia.

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	— Wells Real Estate Fund I — Fund II and Fund IIOW**	2. Heritage Place A commercial office complex located in Tucker, Georgia.

*	Wells & Associates, Inc. is affiliated with the Partnership through common management.

**	Fund II and Fund IIOW (“Fund II-IIOW Associates”) is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On October 1, 2001, Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”) a joint venture between the Partnership, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third party. Fund I-II-IIOW-VI-VII Associates was liquidated during the fourth quarter of 2002.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $1,637,000 and a gain of approximately $152,000 were allocated to the Partnership.

Each of the above properties was acquired on an all-cash basis. For further information regarding the foregoing properties and joint ventures, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

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

The consolidated financial statements of the partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Cash available for distribution, as defined by the partnership agreement, is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

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

The Partnership does not have control over the operations of Fund I-II Tucker Associates or Fund I-II-IIOW-VI-VII Associates (collectively, the “Joint Ventures”); however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three month and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues		(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net (Loss) Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Fund I-II Tucker Associates	$184,486	$199,783	$(20,893)	$8,047	$0	$3,449	$(20,893)	$11,496	$(10,846)	$6,333
Fund I-II-IIOW-VI-VII Associates	0	37,846	0	37,651	0	0	0	37,651	0	9,045

	$184,486	$237,629	$(20,893)	$45,698	$0	$3,449	$(20,893)	$49,147	$(10,846)	$15,378

	Total Revenues		(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net (Loss) Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Fund I-II Tucker Associates	$567,870	$657,591	$(159,926)	$74,255	$478,333	$31,824	$318,407	$106,079	$165,285	$58,438
Fund I-II-IIOW-VI-VII Associates	0	108,124	0	90,675	0	0	0	90,675	0	21,783

	$567,870	$765,715	$(159,926)	$164,930	$478,333	$31,824	$318,407	$196,754	$165,285	$80,221

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), certain components of which were deferred by the FASB in October 2003 for an indefinite period. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 requires, among other things, that a minority interest in a consolidated entity be classified as a liability and reported at settlement value if an unconditional obligation to exercise or redeem the minority interest exists. As Wells-Baker Associates is a finite life joint venture, the Partnership’s interest therein represents an unconditional obligation. Prior to its deferral, FAS 150 required this minority interest to be accounted for as a liability and reported at settlement value. Until further guidance is provided during the deferral period for FAS 150, this interest will continue to be classified as minority interest in the Partnership’s financial statements. The settlement value of this minority interest is estimated to be approximately $91,000 at September 30, 2003.

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

Since the third quarter of 1998, the on-site management and leasing of Black Oak Plaza has been performed by an independent third-party property management company. The management company receives a 3% fee, and the balance due to Wells Management is accrued. Wells Management has elected to defer the current receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, such fees are expensed as incurred and comprise the due to affiliate balances presented in the accompanying balance sheets.

(b)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $37,352 and $24,389 for the three months ended September 30, 2003 and 2002, respectively, and $112,939 and $93,315 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses. The Joint Ventures reimbursed $8,893 and $6,819 for the three months ended September 30, 2003 and 2002, respectively, and $30,718 and $26,523 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

(c)	Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions, or other capital expenditures or lease-up costs out of operating cash flows or sales proceeds.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $322,701 and $319,185 for the three months ended September 30, 2003 and 2002, respectively, and $1,187,764 and $1,069,229 for the nine months ended September 30, 2003 and 2002, respectively. The increase in gross revenues for the nine months ended September 30, 2003, resulted primarily from (i) the corresponding increase in equity in income of Joint Ventures further described below, and (ii) an increase in occupancy of Paces Pavilion during 2003.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) a decrease in occupancy at the office portion of Heritage Place during 2003, and (ii) a reduction in interest income earned by Fund I-II-IIOW-VI-VII Associates as a result of liquidating this joint venture during the fourth quarter of 2002.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) the sale of the retail portion of Heritage Place during the second quarter of 2003, and (ii) liquidating Fund I-II-IIOW-VI-VII Associates during the fourth quarter of 2002.

Equity in Income of Joint Ventures from Discontinued Operations

Equity in income of Joint Ventures from discontinued operations increased for three months ended September 30, 2003, as compared to the same period in 2002, and decreased for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily as a result of the gain recognized on the sale of the retail portion of Heritage Place in the second quarter of 2003.

As a result of the decrease in gross revenues and increase in expenses of Joint Ventures, partially offset by the increase in income from discontinued operations of the Joint Ventures for the nine months ended September 30, 2003 as described above, equity in income of Joint Ventures decreased to $(10,846) from $15,378 for the three months ended September 30, 2003 and 2002, respectively, and increased to $165,285 from $80,221 for the nine months ended September 30, 2003 and 2002, respectively.

Expenses

Expenses of the Partnership remained relatively consistent at $467,630 and $481,870 for the three months ended September 30, 2003 and 2002, respectively, and $1,435,626 and $1,519,934 for the nine months ended September 30, 2003 and 2002, respectively. The slight decrease for 2003 decrease was primarily due to (i) the decline in property taxes for Black Oak Plaza resulting from a lower property value assessment for 2003, and (ii) a decrease in administration costs due to lower printing expenses in 2003, as proxies were circulated to the limited partners during 2002.

Net Loss

As a result of the factors described above, the Partnership reported a reduction in net losses for both the three and nine month periods ended September 30, 2003, reporting net losses of $143,737 and $162,107 for the three months ended September 30, 2003 and 2002, respectively, and $245,948 and $448,519 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $255,350 and $52,187 for the nine months ended September 30, 2003 and 2002, respectively.The 2003 increase resulted primarily from (i) the decrease in expenses for the Partnership, as described above, and (ii) a change in the timing of paying accounts payable, funding prepaid expenses and collecting accounts receivable.

Cash Flows From Investing Activities

Net cash flows from investing activities were $1,755,994 and $319,781 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase is primarily a result of receiving net proceeds from Fund I-II Tucker Associates for the sale of the retail portion of Heritage Place in the second quarter of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(502,373) and $(815,309) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used, which represents distributions to partners, resulted primarily from reserving a portion of operating and investing cash flows in order to fund (i) legal costs incurred in connection with the litigation discussed in Part II, Item 1, and (ii) tenant improvements and re-leasing costs for Paces Pavilion and Black Oak Plaza.

Distributions

The Partnership declared distributions of net cash from operations to the limited partners holding Class A Units of $0.00 and $2.50 per unit for the quarters ended September 30, 2003 and 2002, respectively. Cash flows otherwise distributable to the limited partners have been reserved for the third quarter of 2003 in order to fund additional legal costs anticipated in connection with the litigation discussed in Part II, Item 1., and lease-up costs anticipated with increasing occupancy of Paces Pavilion, Black Oak Plaza and the remaining office portion of Heritage Place. No distributions were made to limited partners holding Class B Units.

Sales Proceeds

The Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property, the Crowe’s Crossing property, a portion of Peachtree Place, and a portion of Heritage Place have not been distributed. The General Partners believe that it is in the best interest of the limited partners to hold such proceeds in reserve while the General Partners continue their negotiations with the owners of the other interests in Paces Pavilion and pending resolution of the litigation described in Part II, Item 1 below.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties, except potentially for the acquisition of other interests in Paces Pavilion. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d)	Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the

Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On April 15, 2003, several limited partners holding Class A units filed a motion to intervene in the Johnston Action on the grounds that Mr. Johnston seeks relief that would be detrimental to limited partners holding Class A units, and that judgment in favor of Mr. Johnston would impair or impede the Class A unit holders’ ability to protect their interests. The Partnership then filed its answer, a counterclaim seeking a declaratory judgment and an interpleader action, and a motion to join the intervenor Class A unit holders and recast the action as one in interpleader. In its counterclaim, the Partnership seeks a declaratory judgment as to how net sale proceeds should be distributed as between limited partners holding Class A units and limited partners holding Class B units.

On June 27, 2003, the Court entered an order granting the motion to intervene previously filed by certain limited partners holding Class A units (the “A Unit Holder Defendants”). On July 29, 2003, the A Unit Holder Defendants filed a cross-claim against the Partnership seeking that the Partnership be required and directed to disburse funds in accordance with the partnership documents. Discovery in this litigation has continued.

On or about October 16, 2003, all of the A Unit Holder Defendants other than John Weiss (“Defendant Weiss”) filed a Dismissal Without Prejudice in the action. On or about that same date, Defendant Weiss filed a motion to dismiss or in the alternative for summary judgment. On November 3, 2003, the Partnership filed a motion to dismiss or in the alternative for summary judgment. The time for briefing has not concluded, and the Court has not yet ruled on Defendant Weiss’ motion or the Partnership’s motion.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following reports on Form 8-K during the third quarter of 2003:

(i)	On August 8, 2003, the Partnership filed a Current Report on Form 8-K disclosing a letter sent to its partners; and

(ii)	On August 29, 2003, the Partnership filed a Current Report on Form 8-K regarding the Equity Resource Arlington Fund, L.P. tender offer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
November 10, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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