Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND I
filed 2004-03-22
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-14463

WELLS REAL ESTATE FUND I

(Exact name of registrant as specified in its charter)

Georgia	58-1565512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A UNITS	CLASS B UNITS
(Title of Class)	(Title of Class)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund I (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations, and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

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

On September 6, 1984, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 5,000 units on February 15, 1985. The offering was terminated on September 5, 1986 at which time the Partnership had sold approximately 98,716 Class A Units and 42,568 Class B Units representing capital contributions of $35,321,000 from investors who were admitted to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership is straddling the positioning-for-sale phase and the disposition and liquidation phase and, accordingly, will focus resources primarily on positioning its properties for sale and locating prospective acquirers of properties.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third-party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that, in connection with the re-leasing of certain of the Partnership’s properties, the Partnership may be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions, and other leasing costs associated with such re-leasing efforts. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management, and investor relations for the Partnership. See Item 11 “Compensation of General Partners and Affiliates,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership holds an interest directly and through its interest in joint ventures. In the opinion of management of the Partnership, all such properties are adequately insured.

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

During the periods presented, the Partnership owned direct interests in the following three properties. Accordingly, the accounts of these properties are consolidated in the Partnership’s financial statements.

	Occupancy % as of December 31,
Properties	2003	2002	2001	2000	1999
1. Paces Pavilion A medical office building located in Atlanta, Georgia in which the Partnership owns an approximate 27% condominium interest	93%	93%	86%	33%	19%
2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee	61%	58%	70%	70%	70%
3. Crowe’s Crossing* A retail shopping center located in Atlanta, DeKalb County, Georgia	—	—	—	100%	96%

*	This property was sold in January 2001.

During the periods presented, the Partnership owned interests in three properties through the following affiliated joint ventures:

Joint Venture	Joint Venture Partners	Properties	Occupancy % as of December 31,
			2003		2002	2001	2000	1999
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW*	1. Heritage Place A retail and commercial office complex located in Tucker, Georgia	51	%***	76%	83%	89%	87%

Fund I,II,II-OW,VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW* • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Cherokee Commons**** A retail shopping center located in Cherokee County, Georgia	—		—	—	98%	97%

Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.**	3. Peachtree Place***** A commercial office building located in suburban Atlanta, Georgia	85%		86%	81%	81%	100%

*	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW. Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common General Partners.

**	Wells & Associates, Inc. is affiliated with the Partnership through common management.

***	The occupancy percentage is applicable to the commercial office portion only, as the retail portion of this property was sold in April 2003.

****	This property was sold in October 2001.

*****	A portion of this property was sold in August 2000.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership.

The Partnership does not control the operations of Fund I-II-IIOW-VI-VII Associates or Fund I-II Tucker Associates (collectively, the “Joint Ventures”); however, it does exercise significant influence. Thus, the Partnership accounts for its investment in the Joint Ventures using the equity method of accounting. The Partnership substantially controls the operations of Wells-Baker Associates. Accordingly, the accounts of Wells-Baker Associates are consolidated in the accompanying consolidated financial statements.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership held an interest directly or through an affiliated joint venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004	10	16,263	$314,785	$219,206	16.3%	17.9%
2005	12	25,672	357,641	277,581	25.7	20.4
2006	15	33,208	576,412	524,113	33.3	32.8
2007	6	15,078	302,506	253,898	15.1	17.2
2008	2	4,375	92,414	71,808	4.3	5.3
2010	1	5,265	113,208	58,766	5.3	6.4

	46	99,861	$1,756,966	$1,405,372	100.0%	100.0%

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Paces Pavilion

On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, known as Paces Pavilion for a purchase price of $3,443,203. Paces Pavilion is held in condominium ownership and contains approximately 30,800 net rentable square feet. As of December 31, 2003, six tenants occupied Paces Pavilion, the following three of which occupied 10% or more of the rentable space: Eye Consultants of Atlanta; King, Sanderson & Heidecker; and Peachtree Park Pediatrics. All of the tenants of Paces Pavilion are in the business of providing various medical services.

Eye Consultants of Atlanta occupies two suites representing 11,757 square feet (or approximately 38% of the premises) with annual base rent payable at $230,085 and a lease expiration date of December 31, 2006. King, Sanderson & Heidecker occupy 3,752 rentable square feet (or approximately 12% of the premises) with annual base rent payable at $87,219 and a lease expiration date of December 31, 2007. Peachtree Park Pediatrics occupies 5,906 rentable square feet (or approximately 19% of the premises) with an annual base rent payable at $114,458 and a lease expiration date of March 31, 2014.

The average effective annual rental rate per square foot at Paces Pavilion was $19.58 for 2003, $17.88 for 2002, $7.78 for 2001, $3.84 for 2000, and $3.31 for 1999.

Black Oak Plaza

On December 31, 1986, the Partnership acquired a portion of a retail shopping center located in Metropolitan Knoxville, Knox County, Tennessee known as Black Oak Plaza which was initially developed in 1981. Black Oak Plaza contains a total of approximately 175,000 square feet and is currently occupied by multiple tenants, including Kmart department store (“Kmart”) and Kroger Food/Drug (“Kroger”). The Partnership does not own the portion of the shopping center occupied by Kmart and Kroger. The portion of the shopping center owned and operated by the Partnership contains 69,000 net rentable square feet. As of December 31, 2003, Black Oak Plaza was leased to sixteen tenants with no single tenant occupying more than 10% of the premises.

The average annual rental rate per square foot for Black Oak Plaza was $5.59 for 2003, $5.91 for 2002, $6.37 for 2001, $6.01 for 2000, and $5.53 for 1999.

Crowe’s Crossing

On December 31, 1986, the Partnership acquired a retail shopping center located in metropolitan Atlanta, DeKalb County, Georgia known as Crowe’s Crossing containing approximately 94,000 net rentable square feet.

On January 11, 2001, the Partnership sold the Crowe’s Crossing property to an unrelated third party. This sale resulted in a gain of approximately $1,139,000 and yielded net proceeds of $6,486,653.

The average effective rental rate per square foot for Crowe’s Crossing was $0.19 through January 11, 2001, $8.81 for 2000, and $7.64 for 1999.

Peachtree Place

In 1985, the Partnership acquired an interest in two commercial office buildings located on Holcomb Bridge Road in Norcross, Gwinnett County, Georgia known as Peachtree Place. Peachtree Place is owned by Wells-Baker Associates. The land on which Peachtree Place was developed was originally purchased by Wells & Associates, Inc. for a purchase price of approximately $190,000. Upon the formation of Wells-Baker Associates, Wells & Associates, Inc. contributed the land to this joint venture as its initial capital contribution. As of December 31, 2003, the Partnership and Wells-Baker Associates owned approximately 90% and 10% of Peachtree Place, respectively.

Wells-Baker Associates sold one of its commercial office buildings, 3875 Peachtree Place, on August 31, 2000, for net sale proceeds of approximately $704,000 and recognized a gain on the sale of approximately $268,000, of which approximately $634,000 and $241,000, respectively, were allocated to the Partnership.

The remaining office building at Peachtree Place contains approximately 11,000 net rentable square feet and is leased to six tenants, of which the following four tenants occupy 10% or more of the total rentable square footage: Law Offices of Jules & Associates; Adevco Corporation, a commercial real estate development company; Flying Fotos, Inc., an aerial photo company; and American Express Financial, a financial services company.

Law Offices of Jules & Associates leases 3,004 rentable square feet (or approximately 27% of the premises) with annual base rent payable at $49,566 and a lease expiration date of September 30, 2006. Adevco Corporation leases 1,512 rentable square feet (or approximately 14% of the premises) with an annual base rent payable at $27,594 and a lease expiration date of September 30, 2005. Flying Fotos, Inc. leases 1,449 rentable square feet (or approximately 13% of the premises) with a base rent payable at $26,807 and a lease expiration date of

January 31, 2004. American Express Financial leases 1,512 rentable square feet (or approximately 13% of the premises) with an annual base rent payable at $24,948 and a lease expiration date of October 31, 2006.

The average annual rental rate per square foot at Peachtree Place was $12.15 for 2003, $18.79 for 2002, $14.06 for 2001, $18.05 for 2000, and $13.86 for 1999.

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. As of December 31, 2003, the Partnership and Fund II and Fund II-OW held equity interests of approximately 52% and 48%, respectively, in the following property based on their respective cumulative capital contributions to Fund I-II Tucker Associates:

Heritage Place

Fund I-II Tucker Associates developed and constructed Heritage Place, a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,212 square feet and located in Tucker, DeKalb County, Georgia.

On April 7, 2003, the Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sales price of $3,400,000, resulting in a gain of approximately $293,000, net of selling expenses of approximately $158,000. As a result of this sale, net sales proceeds of approximately $1,665,000 and a gain of approximately $152,000 were allocated to the Partnership.

No individual tenant occupied ten percent or more of the total rentable square footage of the property as of December 31, 2003. The principal businesses of the tenants at Heritage Place include primarily commercial office services.

The average effective annual rental rate per square foot at Heritage Place was $10.90 for 2003, $12.66 for 2002, $13.66 for 2001, $14.29 for 2000, and $14.11 for 1999.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed for the purpose of developing, owning and operating Cherokee Commons, a retail shopping center comprised of approximately 104,000 net rentable square feet located in metropolitan Atlanta, Cherokee County, Georgia. Cherokee Commons was initially acquired and developed through a joint venture between the Partnership and Fund II and Fund II-OW. On August 1, 1995, the joint venture between the Partnership and Fund II and Fund II-OW contributed Cherokee Commons, and Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. contributed approximately $1 million each in order to fund the additional build-out of Cherokee Commons upon the formation of Fund I-II-IIOW-VI-VII Associates.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net sale proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale, of which approximately $2,126,000 and $436,000, respectively, were allocated to the Partnership.

The average effective rental rate per square foot at Cherokee Commons was $7.31 through September 30, 2001, $9.31 for 2000, and $9.11 for 1999.

ITEM 3.	LEGAL PROCEEDINGS.

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

On or about December 8, 2003, the plaintiff in the Johnston action filed a Motion to Conditionally Certify Class Action Claims. On or about December 10, 2003, Mr. Johnston filed a Motion for Partial Summary Judgment as to his Count II for Rescission.

The Court held a hearing on February 2, 2004. The Court took matters under advisement, and directed that all the proceedings be held in abeyance pending further order from the Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 98,716 outstanding Class A Units held by a total of 3,350 limited partners and 42,568 outstanding Class B Units held by a total of 959 limited partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 9% distribution preference over Class B Unit holders as to distributions from Cash Available for Distribution but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash Available for Distribution to the limited partners is distributed on a quarterly basis. No distributions were paid to Class B Units in 2003 or 2002. The cash distributions made to the limited partners holding Class A Units during 2002 and 2003 are summarized below:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2002	$307,257	$0.04	$3.07	$0.00	$0.00
June 30, 2002	$246,790	$0.00	$2.50	$0.00	$0.00
September 30, 2002	$246,790	$0.00	$2.50	$0.00	$0.00
December 31, 2002	$186,323	$0.37	$1.52	$0.00	$0.00
March 31, 2003	$246,790	$0.29	$2.21	$0.00	$0.00
June 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2003	$0	$0.00	$0.00	$0.00	$0.00

The Partnership has reserved distributions to limited partners for the second quarter through the fourth quarter of 2003 in order to fund additional legal costs anticipated to be required in connection with the litigation discussed in Part I, Item 3, and lease-up costs anticipated to be needed in connection with increasing the occupancy of Paces Pavilion, Black Oak Plaza, and Heritage Place.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

	2003	2002	2001	2000	1999
Total assets	$20,439,772	$21,285,215	$22,287,510	$21,732,650	$22,721,176
Total revenues	1,499,363	1,504,446	3,219,730	2,519,779	2,039,930
Net (loss) income	(508,763)	(410,907)	1,734,777	208,078	(101,904)
Net (loss) income allocated to Class A Limited partners	(508,763)	(211,995)	1,649,997	93,946	(101,904)
Net (loss) income allocated to Class B Limited partners	0	(198,912)	84,780	114,132	0
Net (loss) income per Class A Limited Partner Unit	$(5.15)	$(2.15)	$16.71	$0.95	$(1.03)
Net (loss) income per Class B Limited Partner Unit	$0.00	$(4.67)	$1.99	$2.68	$.00
Cash distributions per Class A Limited Partner Unit :
Investment income	$0.29	$0.41	$6.41	$2.44	$0.00
Return of capital	$2.21	$9.59	$3.75	$11.71	$6.53

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying consolidated financial statements and notes thereto.

(a)	Overview

Currently, management believes that the Partnership is straddling the positioning for sale phase and the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in six properties, either directly or through interests in affiliated joint ventures. As of the date of this filing, two properties are greater than 80% leased, two properties are less than 80% leased, and two properties and a portion of two other properties have been sold. Management will continue to pursue various re-leasing strategies for the space currently vacant at the properties in the Partnership’s portfolio during 2004.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. In our attempts to position our remaining properties for sale, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we focus on the disposition and liquidation phase, we have shifted our attention to locating suitable acquirers, negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net loss increased primarily as a result of incurring additional legal costs in connection with the litigation discussed in Part I, Item 3, of this report. Cash flows increased in 2003, primarily due to net proceeds received in connection with the sale of the retail portion of Heritage Place in April 2003.

Substantially all of our operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements or other major expenses such as legal fees required in connection with litigation. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (b) below, we anticipate using a portion of our future operating cash flows to fund litigation costs (see Part I, Item 3) and the costs necessary to re-lease currently vacant space in the properties within the Partnership’s portfolio.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,499,363, $1,504,446, and $3,219,730 for the years ended December 31, 2003, 2002, and 2001, respectively. Gross revenues for 2003 remained relatively stable, as compared to 2002.

The 2002 decrease, as compared to 2001, resulted primarily from (i) the gains recognized in 2001 from the sales of Crowe’s Crossing and a portion of Peachtree Place, and loss of future related rental and reimbursement revenues, and (ii) the corresponding decline in equity in income of Joint Ventures described below.

Equity In (Loss) Income of Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, due to a decline in occupancy of Heritage Place owned by Fund I-II Tucker Associates, and a reduction in interest income earned on the net sales proceeds for Cherokee Commons previously owned by Fund I-II-IIOW-VI-VII Associates, which were transferred to the joint venture partners in the fourth quarter of 2002. The 2002 increase, as compared to 2001, was primarily due to the interest income earned in 2002 on net proceeds from the fourth quarter 2001 sale of Cherokee Commons, partially offset by a decline in occupancy at Heritage Place in 2002, as compared to 2001.

Expenses of Joint Ventures

The expenses of the Joint Ventures decreased for 2003 from 2002, and for 2002 from 2001, primarily due to the corresponding period-to-period declines in occupancy for Heritage Place.

Equity in Income of Joint Ventures – Discontinued Operations

Equity in income generated by the Joint Ventures from discontinued operations increased in 2003, as compared to 2002, primarily as a result of the gain recognized on the sale of the retail portion of Heritage Place in April 2003. Such equity in income of Joint Ventures decreased in 2002, as compared to 2001, primarily as a result of the gain recognized on the sale of the Cherokee Commons in 2001 and decline in occupancy of the retail portion of Heritage Place during 2002.

As a result of the aforementioned factors, equity in income of Joint Ventures was $139,039, $102,801, and $671,097 for 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $2,010,279, $1,904,750, and $1,477,461 for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 increase, as compared to 2002, and the 2002 increase, as compared to 2001, resulted primarily from increased legal costs related to litigation discussed in Part I, Item 3, of this report.

Net (Loss) Income of the Partnership

As a result of the aforementioned factors, net (loss) income of the Partnership was $(508,763), $(410,907), and $1,734,777 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $119,982, $455,348, and $562,623 for 2003, 2002, and 2001, respectively. The 2003 decrease from 2002, and the 2002 decrease from 2001, resulted primarily from the corresponding increases in Partnership expenses as described above.

Cash Flows From Investing Activities

Net cash flows from investing activities were $1,769,776, $2,199,048, and $6,895,309 for 2003, 2002, and 2001, respectively. The 2003 decrease, as compared to 2002, resulted primarily from the receipt of net sales proceeds of approximately $1.6 million from the sale of the retail portion of Heritage Place in 2003, as compared to receiving approximately $2.1 million from the fourth quarter 2001 sale of Cherokee Commons in 2002. The 2002 decrease, as compared to 2001, resulted primarily from receipt of net proceeds from the sale of Crowe’s Crossing, a wholly owned property, of approximately $6.5 million in 2001.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(501,591), $(837,166), and $(1,139,120) for 2003, 2002, and 2001, respectively. Net cash flows from financing activities are solely comprised of operating distributions paid to limited partners. The 2003 decrease in cash flows used, as compared to 2002, and the 2002 decrease, as compared to 2001, resulted primarily from the decreases in cash flows provided to the Partnership by operating activities and operating cash flows generated by the Joint Ventures during the corresponding accounting period, as further described above.

Distributions

The Partnership declared distributions of net cash from operations to the limited partners holding Class A Units of $2.50, $10.00, and $10.16 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Cash flows otherwise distributable to the limited partners have been reserved for the second quarter through the fourth quarter of 2003 and are expected to be reserved in the future in order to fund additional legal costs anticipated to be required in connection with the litigation discussed in Part I, Item 3, and lease-up costs anticipated to be needed in connection with increasing the occupancy of Black Oak Plaza, Peachtree Place, and Heritage Place. No distributions were made to limited partners holding Class B Units.

Sales Proceeds

The Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons, the Crowe’s Crossing, a portion of Peachtree Place, and the retail portion of Heritage Place have not been distributed. The Partnership has computed the amount of net sales proceeds available for distribution to limited partners out of the aggregate of approximately $10,900,000 in proceeds generated from the sales of certain real estate assets. In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment or reserves allowed for Partnership debts and liabilities (including without limitation to management fees owed to Wells Management in the amount of approximately $2,800,000), and after the establishment of reserves which the General Partners, in their sole discretion, deem reasonably necessary, as of February 20, 2004, there were net sales proceeds in the amount of approximately $7,000,000 available for distribution to limited partners, which sum is being held in a separate, interest-bearing bank account. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sales proceeds shall be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).” Due to pending litigation, however, the Partnership is not in position to distribute net sales proceeds until final resolution of the litigation described in Part I, Item 3.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties, except potentially for the acquisition of additional interests in Paces Pavilion. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d)	Related-Party Transactions

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from all of its real estate investments was $83,762, $107,332, and $109,433 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Beginning in the third quarter of 1998, the management and leasing of Black Oak Plaza has been performed by an independent third-party property management company. The third-party management company receives a fee equal to 3% of gross rental revenues, and the balance of 3% of gross rental revenues is payable to Wells Management and accrued. Wells Management has elected to defer the receipt of management and leasing fees due from the Partnership. Accordingly, as of December 31, 2003 and 2002, the Partnership owed aggregate management and leasing fees to Wells Management of $2,816,703 and $2,731,594, respectively, of which $2,058,935 and $2,000,915, respectively, are recorded as due to affiliate in the accompanying consolidated balance sheets, and $757,768 and $730,679, respectively, are due from the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in Investment in Joint Ventures in the accompanying consolidated balance sheets.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002, and 2001, the Partnership reimbursed $71,947, $71,264, and $71,005, respectively, to Wells Capital and its affiliates for these services.

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

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s consolidated financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of December 31, 2003.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Partnership or its joint ventures and overstate net income of the Partnership.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the consolidated financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the consolidated financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the consolidated financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate General Partner of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of the corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent public accountant, and establishing and enforcing the code of ethics. However, as the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

No cash compensation or fees were paid to the General Partners or their affiliates during the year ended December 31, 2003 from the Partnership or with respect to the Partnership’s interests in joint ventures owning and operating properties. Wells Management has elected to defer the receipt of property management and leasing fees from the Partnership and with respect to the Partnership’s interests in properties owned through joint ventures. Accordingly, as of December 31, 2003, the Partnership owed deferred cash compensation of approximately $2,816,703, of which $2,058,935 is recorded as due to affiliate, and $757,768 is due from the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in Investment in Joint Ventures in the accompanying consolidated balance sheets.

The following table summarizes the compensation and fees to the General Partners and their affiliates during the year ended December 31, 2003:

Name of Individual or Number in Group	Capacities in Which Served/ Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Management and Leasing Fees	$75,039	(1)
Wells Capital	Administrative services such as accounting and other partnership administration	$39,221

(1)	Wells Management has elected to defer the receipt of management and leasing fees due from the Partnership. Accordingly, this amount reflects additional management and leasing fees which were accrued during 2003 and are ultimately payable to Wells Management from the Partnership’s interest in properties owned directly and through joint ventures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership. Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	146 Units (IRA)	Less than 1%
Class B Units	Leo F. Wells, III	222 Units (IRA)	Less than 1%

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a Partnership Management Fee. The General Partners have not received any distributions of cash flow or net sale proceeds from the Partnership during 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net lease basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Since the third quarter of 1998, the management and leasing of Black Oak Plaza has been performed by an independent third-party property management company. The management company receives a 3% fee and the balance due to Wells Management is accrued. Wells Management has elected to defer the current receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, such fees are expensed as incurred and comprise the due to affiliate balances presented in the accompanying balance sheets. Wells Management has earned a total of $75,039 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2003, no real estate commissions were paid to the General Partners or their affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young LLP to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual consolidated financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$22,134	$13,379
Audit-Related Fees	1,070	0
Tax Fees	3,109	387

Total	$26,313	$13,766

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees—These are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees—These are fees for all professional services performed by professional staff in our independent public accountant’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees—These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a	)

1.      The consolidated financial statements are contained on pages F-2 through F-32 of this Annual Report on Form 10-K, and the list of the consolidated financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

2.      Financial statement Schedule III—Information with respect to this item begins on page F-20 of this Annual Report on Form 10-K.

3.      The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b	)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c	)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d	)	See (a) 2. above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

March 22, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
March 22, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND I

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*4		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Registration Statement of Wells Real Estate Fund I, Exhibit B to the Prospectus, File No. 2-91165)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(b)	Leasing and Tenant Coordination Agreement Between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(c)	Purchase Agreement for the acquisition of the Howell Mill Road Property dated December 27, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(d)	Leases between Registrant and Hospital Corporation of America (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(e)	Joint Venture Agreement of Wells-Baker Associates dated April 1, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(f)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(g)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(h)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(i)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(j)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10	(k)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10	(l)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(m)

First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit to

Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File

No. 0-14463)

*10	(n)	Custodial Agency Agreement between Wells Real Estate Fund I and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10	(o)	Purchase and Sale Agreement for the sale of the Crowe’s Crossing Shopping Center dated November 28, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2000, File No. 0-14463)

*10	(p)	Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10	(q)	Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Exhibit 4.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2002, File No. 0-14463)

*10	(r)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, File No. 0-14463)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund I

We have audited the accompanying consolidated balance sheets of Wells Real Estate Fund I and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of (loss) income, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a) as of December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Wells Real Estate Fund I and subsidiary for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements and schedule before the restatement adjustments described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Fund I and subsidiary at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Wells Real Estate Fund I and subsidiary for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the amounts in the restatement adjustments column to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund I and subsidiary other than with respect to such restatement adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund I for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
REAL ESTATE ASSETS, AT COST:
Land	$1,440,608	$1,440,608
Building and improvements, less accumulated depreciation of $7,054,414 and $6,472,283 at December 31, 2003 and 2002, respectively	4,561,192	5,075,191

Total real estate assets	6,001,800	6,515,799
CASH AND CASH EQUIVALENTS	11,792,983	10,404,816
INVESTMENT IN JOINT VENTURES	2,263,584	3,900,488
DEFERRED LEASE ACQUISITION COSTS	140,160	159,295
PREPAID EXPENSES AND OTHER ASSETS	121,111	122,325
ACCOUNTS RECEIVABLE, NET	102,518	81,825
DUE FROM JOINT VENTURES	17,616	100,667

Total assets	$20,439,772	$21,285,215

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Due to affiliate	$2,058,935	$2,000,915
Accounts payable, accrued expenses, and refundable security deposits	303,958	194,914
Partnership distributions payable	164,908	417,928
Minority interest	34,777	38,711

Total liabilities	2,562,578	2,652,468

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS’ CAPITAL:
Limited partners:
Class A—98,716 units issued and outstanding	17,877,194	18,632,747
Class B—42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	17,877,194	18,632,747

Total liabilities and partners’ capital	$20,439,772	$21,285,215

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUES:
Rental income	$1,123,305	$1,165,609	$851,628
Equity in income of Joint Ventures	139,039	102,801	671,097
Interest income and other	128,908	138,459	351,434
Tenant reimbursements	108,111	97,577	206,970
Gain on sale of real estate	0	0	1,138,601

	1,499,363	1,504,446	3,219,730

EXPENSES:
Legal and accounting	671,436	484,900	160,717
Depreciation	582,131	597,634	592,228
Operating costs	467,818	450,466	453,298
Partnership administration	139,518	178,561	76,333
Management and leasing fees	110,222	138,551	94,319
Bad debt expense	27,633	43,608	74,703
Other general and administrative	11,521	11,030	25,863

	2,010,279	1,904,750	1,477,461

(LOSS) INCOME BEFORE MINORITY INTEREST	(510,916)	(400,304)	1,742,269
MINORITY INTEREST	2,153	(10,603)	(7,492)

NET (LOSS) INCOME	$(508,763)	$(410,907)	$1,734,777

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(508,763)	$(211,995)	$1,649,997

NET (LOSS) INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(198,912)	$84,780

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(5.15)	$(2.15)	$16.71

NET (LOSS) INCOME PER CLASS B LIMITED PARTNER UNIT	$0.00	$(4.67)	$1.99

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$2.50	$10.00	$10.16

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	98,716	$19,184,478	42,568	$114,132	0	$19,298,610
Net income	0	1,649,997	0	84,780	0	1,734,777
Partnership distributions	0	(1,002,573)	0	0	0	(1,002,573)

BALANCE, December 31, 2001	98,716	19,831,902	42,568	198,912	0	20,030,814
Net loss	0	(211,995)	0	(198,912)	0	(410,907)
Partnership distributions	0	(987,160)	0	0	0	(987,160)

BALANCE, December 31, 2002	98,716	18,632,747	42,568	0	0	18,632,747
Net loss	0	(508,763)	0	0	0	(508,763)
Partnership distributions	0	(246,790)	0	0	0	(246,790)

BALANCE, December 31, 2003	98,716	$17,877,194	42,568	$0	0	$17,877,194

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(508,763)	$(410,907)	$1,734,777
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of Joint Ventures	(139,039)	(102,801)	(671,097)
Depreciation	582,131	597,634	592,228
Amortization of deferred lease costs	37,446	54,485	0
Gain on disposal of real estate assets	0	0	(1,138,601)
Write-off of real estate asset	2,775	0	0
Minority interest	(2,153)	10,603	7,492
Changes in assets and liabilities:
Prepaid expenses and other assets	1,214	7,870	(45,969)
Accounts receivable, net	(20,693)	63,289	159,356
Accounts payable, accrued expenses and refundable security deposits	109,044	30,163	(57,719)
Deferred lease acquisition costs	0	0	(40,617)
Due to affiliate	58,020	205,012	22,773

Total adjustments	628,745	866,255	(1,172,154)

Net cash provided by operating activities	119,982	455,348	562,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of deferred lease acquisition costs	(18,311)	(16,222)	0
Proceeds from sale of real estate	0	0	6,486,652
Investment in real estate	(70,907)	(21,027)	(171,006)
Distributions received from Joint Ventures	1,858,994	2,236,297	579,663

Net cash provided by investing activities	1,769,776	2,199,048	6,895,309

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(29,075)	(250,488)	(877,800)
Distributions to partners in excess of accumulated earnings	(464,517)	(570,445)	(247,947)
Distributions to minority interest	(7,999)	(16,233)	(13,373)

Net cash used in financing activities	(501,591)	(837,166)	(1,139,120)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,388,167	1,817,230	6,318,812
CASH AND CASH EQUIVALENTS, beginning of year	10,404,816	8,587,586	2,268,774

CASH AND CASH EQUIVALENTS, end of year	$11,792,983	$10,404,816	$8,587,586

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$17,616	$100,667	$123,772

Partnership distributions payable	$164,908	$417,928	$251,701

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund I (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On September 6, 1984, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 5,000 units on February 15, 1985. The offering was terminated on September 5, 1986 at which time the Partnership had sold approximately 98,716 Class A Units and 42,568 Class B Units representing capital contributions of $35,321,000 from investors who were admitted to the Partnership as limited partners.

During the periods presented, the Partnership owned 100% interests in the following three properties. Accordingly, the accounts of these properties are consolidated in the financial statements during the periods owned by the Partnership:

1.	Paces Pavilion

A medical office building located in Atlanta, Georgia in which the Partnership owns an approximate 27% condominium interest

2.	Black Oak Plaza

A retail shopping center located in Knoxville, Tennessee

3.	Crowe’s Crossing

A retail shopping center located in Atlanta, DeKalb County, Georgia

On January 11, 2001, the Partnership sold the Crowe’s Crossing property, a shopping center located in DeKalb County, Georgia, to an unrelated third party. This sale resulted in a gain of approximately $1,139,000 and yielded net proceeds of $6,486,654, all of which were attributable to the Partnership.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

During the periods presented, the Partnership also owned interests in the following three properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.*	1. Peachtree Place A commercial office building located in suburban Atlanta, Georgia

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW**	2. Heritage Place A commercial office complex located in Tucker, Georgia

Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW** • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Cherokee Commons A retail shopping center located in Cherokee County, Georgia

*	Wells & Associates, Inc. is affiliated with the Partnership through common management

**	Fund II and Fund II-OW (“Fund II-IIOW Associates”) is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund IIOW”). Wells Fund II and Wells Fund IIOW are affiliated with the Partnership through common General Partners. The investment objectives of Wells Fund II and Wells Fund IIOW are substantially identical to those of the Partnership.

Each of the aforementioned properties was acquired on an all-cash basis.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and Wells-Baker Associates. The Partnership’s interest in Wells-Baker Associates was approximately 90% at December 31, 2003 and 2002. All significant intercompany balances have been eliminated in consolidation.

Minority Interest

Minority interest represents the interest of Wells & Associates, Inc., an affiliate of the General Partners, in Wells-Baker Associates. At December 31, 2003 and 2002, Wells & Associates, Inc.’s interest in Wells-Baker Associates was approximately 10%.

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

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

Investment in Joint Ventures

The Partnership does not have control over the operations of Fund I-II Tucker Associates or Fund I-II-IIOW-VI-VII Associates (collectively, the “Joint Ventures”); however, it does exercise significant influence. Accordingly, the Partnership’s investment in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the Joint Venture agreements, all income and distributions are allocated to Joint Venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $43,492 and $46,716 are included in accounts receivable, net, as of December 31, 2003 and 2002, respectively.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distribution of Net Cash From Operations

Cash available for distribution is distributed on a cumulative, non-compounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received a 9% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B Units until they have received a 9% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of total such distributions with respect to the fiscal year. Any remaining cash available for distribution is split between the limited partners and the General Partners on a basis of 90% and 10%, respectively.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the Class B limited partners and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Under the partnership agreement, gain on the sale or exchange of the Partnership’s properties is allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 15% per annum return on his adjusted capital contribution (16% for investments made before December 31, 1984), less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date; (c) then to the General Partners in proportion to and to the extent of the excess of (i) each General Partner’s adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such General Partners, over (ii) such General Partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the General Partners.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Partnership’s real estate assets by class are as follows:

Buildings	25 years
Building improvements	remaining useful life of the Building
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership, its consolidated and unconsolidated joint ventures to date.

Assets designated as held for sale are adjusted to the lower of carrying value or fair value less costs to sell, and depreciation ceases. The Partnership has begun to evaluate various options for liquidating its investments in properties.

Effective January 1, 2002, the Partnership adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. The adoption of this standard did not have a significant impact on the Partnership, as SFAS 144 did not significantly change the measurement criteria for impairment under SFAS 121 and no properties owned directly by the Partnership have been disposed of since adoption.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), certain components of which were deferred by the FASB in October 2003 for an indefinite period. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 requires, among other things, that a minority interest in a consolidated entity be classified as a liability and reported at settlement value if an unconditional obligation to exercise or redeem the minority interest exists. As Wells-Baker Associates is a finite life joint venture, the Partnership’s interest therein represents an unconditional obligation. Prior to its deferral, FAS 150 required this minority interest to be accounted for as a liability and reported at settlement value. Until further guidance is provided during the deferral period for FAS 150, this interest will continue to be classified as minority interest in the Partnership’s financial statements. The settlement value of this minority interest is estimated to be approximately $92,000 at December 31, 2003. Assets designated as held for sale are adjusted to the lower of cost or fair value less costs to sell.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Adjustments

Prior to fiscal 2002, the Partnership and the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their consolidated statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees, and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Partnership and the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Consequently, the accompanying statement of income of the Partnership for the year ended December 31, 2001 has been restated to reflect the effects of this revised presentation.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

	For The Year Ended December 31, 2001
	As Previously Reported	Restatement Adjustments	As Restated
REVENUES:
Rental income	$851,628	$0	$851,628
Tenant reimbursements	0	206,970	206,970
Equity in income of Joint Ventures	671,097	0	671,097
Interest income and other	351,434	0	351,434
Gain on sale of real estate	1,138,601	0	1,138,601

	3,012,760	206,970	3,219,730

EXPENSES:
Depreciation	592,228	0	592,228
Operating costs	246,328	206,970	453,298
Partnership administration	76,333	0	76,333
Management and leasing fees	94,319	0	94,319
Legal and accounting	160,717	0	160,717
Bad debt expense	74,703	0	74,703
Other general and administrative	25,863	0	25,863
Loss on disposal of real estate assets	0	0	0

Total expenses	1,270,491	206,970	1,477,461

INCOME (LOSS) BEFORE MINORITY INTEREST	1,742,269	0	1,742,269
MINORITY INTEREST	(7,492)	0	(7,492)

NET INCOME	$1,734,777	$0	$1,734,777

The condensed financial information presented for the Joint Ventures in Note 3 has been restated to reflect the effects of this revised presentation. This change in presentation has no impact on the financial position, net income, or cash flows of the Partnership.

2.	RELATED-PARTY TRANSACTIONS

As summarized below, due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of cash to be distributed from the Joint Ventures with respect to the fourth quarters of 2003 and 2002:

	2003	2002
Fund I-II Tucker Associates	$17,616	$93,549
Fund I-II-IIOW-VI-VII Associates	0	7,118

	$17,616	$100,667

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of Fund I’s properties, Wells Management earns management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from all of its real estate investments was $83,762, $107,332, and $109,433 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management. Wells Management has elected to defer the receipt of management and leasing fees due from the Partnership. Accordingly, as of December 31, 2003 and 2002, the Partnership owed aggregate management and leasing fees to Wells Management of $2,816,703 and $2,731,594, respectively, of which $2,058,935 and $2,000,915, respectively, are recorded as due to affiliate in the accompanying consolidated balance sheets, and $757,768 and $730,679, respectively, are due from the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in Investment in Joint Ventures in the accompanying consolidated balance sheets.

Wells Capital performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001, the Partnership reimbursed $71,947, $71,264, and $71,005, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment in, and percentage ownership of, the Joint Ventures at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund I-II Tucker Associates	$2,263,584	52%	$3,900,488	52%

The following is a roll-forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2003 and 2002

	2003	2002
Investment in Joint Ventures, beginning of year	$3,900,488	$6,010,879
Equity in income of Joint Ventures	139,039	102,801
Distributions from Joint Ventures	(1,775,943)	(2,213,192)

Investment in Joint Ventures, end of year	$2,263,584	$3,900,488

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. Fund I-II Tucker Associates developed and constructed a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet and located in Tucker, DeKalb County, Georgia. On April 7, 2003, Fund I-II Tucker Associates sold

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $1,665,000 and a gain of approximately $152,000 were allocated to the Partnership.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale of which approximately $2,126,000 and $436,000 were allocated to the Partnership, respectively. Fund I-II-IIOW-VI-VII Associates was liquidated during the fourth quarter of 2002.

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund I-II Tucker Associates	$5,257,472	$8,497,951	$873,702	$983,551	$4,383,770	$7,514,400
Fund I-II-IIOW-VI-VII Associates	0	41,705	0	41,705	0	0

	$5,257,472	$8,539,656	$873,702	$1,025,256	$4,383,770	$7,514,400

	Total Revenues				(Loss) Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income
	For The Years Ended December 31,				For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001	2003	2002	2001	2003	2002	2001
Fund I-II Tucker Associates	$730,036	$892,811	$922,770	(i)	$(108,029)	$4,546	$8,396	$375,875	$176,145	$226,474	$267,846	$180,691	$234,870
Fund I-II-IIOW-VI-VII Associates	0	141,151	2,753,538		0	122,682	2,254,953	0	0	0	0	122,682	2,254,953

	$730,036	$1,033,962	$3,676,308		$(108,029)	$127,228	$2,263,349	$375,875	$176,145	$226,474	$267,846	$303,373	$2,489,823

(i)	Amounts have been restated to reflect tenant reimbursements of $104,898 for Fund I-II Tucker Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

4.	RENTAL INCOME

The future minimum rental income due from the Partnership’s consolidated investments in real estate assets, including Peachtree Place, under noncancelable operating leases at December 31, 2003 follows:

Year ending December 31:
2004	$1,059,031
2005	928,825
2006	794,576
2007	310,047
2008	181,004
Thereafter	711,401

$3,984,884

Two tenants contributed 17% and 10% of rental income for the year ended December 31, 2003. In addition, two tenants will contribute approximately 33% and 14% of future minimum rental income.

5.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net (loss) income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement net income (loss)	$(508,763)	$(410,907)	$1,734,777
Decrease in net loss resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	383,279	477,259	447,329
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(531,408)	(659,428)	134,113
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(229,963)	0	(1,509,904)
Rental income recognized for income tax purposes in excess of amounts for financial reporting purposes	26,204	6,744	22,037
Meals and entertainment	0	323	1,329
Other	(28,816)	57,866	0

Income tax basis net income	$(889,467)	$(528,143)	$829,681

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement partners’ capital	$17,877,194	$18,632,747	$20,030,814
Increase (decrease) in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	4,881,047	4,497,768	4,020,509
Joint Venture change in ownership	14,293	14,293	14,293
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(39,006)	(65,210)	(71,954)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	1,368,560	1,899,968	2,559,396
Accumulated expenses capitalized for income tax purposes and expensed for financial reporting purposes, net of accumulated amortization	(2,086)	(2,086)	(2,086)
Partnership distributions payable	164,908	417,927	251,672
Other, net (Includes Meals & Entertainment)	(15,800)	13,016	(45,173)
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(1,739,867)	(1,509,904)	(1,509,904)

Income tax basis partners’ capital	$22,509,243	$23,898,519	$25,247,567

6.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2003.

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$411,138	$457,458	$322,701	$308,066
Net income (loss)	29,075	(131,286)	(143,737)	(262,815)
Net income (loss) allocated to Class A limited partners	29,075	(131,286)	(143,737)	(262,815)
Net loss allocated to Class B limited partners	0	0	0	0
Net income (loss) per Class A limited partner unit outstanding(b)	$0.29	$(1.33)	$(1.46)	$(2.66)
Net loss per Class B limited partner unit outstanding	0.00	0.00	0.00	0.00
Distribution per Class A limited partner unit outstanding	2.50	0.00	0.00	0.00

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$331,289	$418,752	$319,185	$435,217
Net (loss) income	(144,683)	(141,728)	(162,107)	37,612
Net income (loss) allocated to Class A limited partners	3,698	(91,197)	(162,107)	37,612
Net (loss) income allocated to Class B limited partners	(148,381)	(50,531)	0	0
Net income (loss) per Class A limited partner unit outstanding (b)	$0.04	$(0.92)	$(1.64)	$0.37
Net (loss) income per Class B limited partner unit outstanding (b)	(3.49)	(1.19)	0.00	0.00
Distribution per Class A limited partner unit outstanding	3.11	2.50	2.50	1.89

(a)	As previously discussed in the Restatement Adjustments section of Note 1, the Partnership has historically reported property operating costs, net of reimbursements from tenants, as an expense in its consolidated statements of income. Beginning in the fourth quarter of 2002, the Partnership began presenting reimbursements received from tenants as revenue and gross property operating costs as expenses. Accordingly, the above summary of quarterly results for 2002 have been reclassified to conform with this financial statement presentation and, thus, do not agree with the Form 10-Q’s previously filed for the Partnership. This change in presentation has no impact on the financial position, net income, or cash flows of the Partnership.

(b)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

7.	COMMITMENTS AND CONTINGENCIES

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

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

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

On or about December 8, 2003, the plaintiff in the Johnston action filed a Motion to Conditionally Certify Class Action Claims. On or about December 10, 2003, Mr. Johnston filed a Motion for Partial Summary Judgment as to his Count II for Rescission.

The Court held a hearing on February 2, 2004. The Court took matters under advisement, and directed that all the proceedings be held in abeyance pending further order from the Court.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

			Initial Cost			Gross Amounts at Which Carried at December 31, 2003
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation Is Computed (g)
PACES PAVILION (a)	100	None	$515,078	$3,158,662	$1,958,589	$501,049	$5,130,387	$893	$5,632,329	$3,223,889	1986	12/27/85	20 to 25 years
BLACK OAK PLAZA (b)	100	None	727,500	4,151,849	1,249,000	737,770	5,390,579	0	6,128,349	3,123,867	1986	12/31/86	20 to 25 years
CROWE’S CROSSING (c)	0	None	1,317,220	7,617,905	294,571	0	0	0	0	0	1986	12/31/86	20 to 25 years
PEACHTREE PLACE (d)	90	None	187,087	0	1,108,449	201,789	1,093,747	0	1,295,536	706,658	1986	04/09/85	20 to 25 years

Total – Consolidated Fund I Properties			$2,746,885	$14,928,416	$4,610,609	$1,440,608	$11,614,713	$893	$13,056,214	$7,054,414

CHEROKEE COMMONS (e)	0	None	1,142,663	6,462,837	2,847,964	0	0	0	0	0	1986	06/09/87	20 to 25 years
HERITAGE PLACE (f)	52	None	2,756,378	0	5,687,437	2,292,078	6,151,737	0	8,443,815	3,444,465	1987	09/04/86	20 to 25 years

Total – Non Consolidated Fund I Properties			$3,899,041	$6,462,837	$8,535,401	$2,292,078	$6,151,737	$0	$8,443,815	$3,444,465

Total – All Properties			$6,645,926	$21,391,253	$13,146,010	$3,732,686	$17,766,450	$893	$21,500,029	$10,498,879

(a)	Paces Pavilion is a medical office building located in Atlanta, Georgia, owned entirely by the Partnership.
(b)	Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.
(c)	Crowe’s Crossing is a retail shopping center located in DeKalb County, Georgia. This property was owned entirely by the Partnership and was sold January 11, 2001.
(d)	Peachtree Place is a commercial office park located in Atlanta, Georgia. It is owned by Wells-Baker Associates. A portion of this property was sold in August 2000.
(e)	Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. The property was owned by Fund I, II, II-OW, VI and VII Associates and was sold October 1, 2001.
(f)	Heritage Place is a commercial office complex located in Tucker, Georgia. It is owned by Fund I and Fund II Tucker. The retail portion of this property was sold April 7, 2003.
(g)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

                                                                       (A Georgia Public Limited Partnership)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	45,108,792	16,673,547

2001 additions	473,134	1,315,188
2001 deductions	(19,743,952)	(7,750,572)

BALANCE AT DECEMBER 31, 2001	25,837,974	10,238,163

2002 additions	97,917	1,059,782

BALANCE AT DECEMBER 31, 2002	$25,935,891	$11,297,945

2003 additions	68,132	582,131
2003 disposals	(4,503,994)	(1,381,197)

BALANCE AT DECEMBER 31, 2003	$21,500,029	$10,498,879

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund I and Fund II Tucker:

We have audited the accompanying balance sheets of Fund I and Fund II Tucker, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Real estate assets, at cost:
Land	$2,292,078	$3,260,887
Building and improvements, less accumulated depreciation of $3,444,465 and $4,825,664 at December 31, 2003 and 2002, respectively	2,707,270	4,861,259

Total real estate assets	4,999,348	8,122,146
Cash and cash equivalents	123,817	188,981
Other assets, net	58,459	121,340
Accounts receivable, net	75,848	65,484

Total assets	$5,257,472	$8,497,951

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Due to affiliates	$757,768	$730,679
Partnership distributions payable	31,854	158,787
Accounts payable, accrued expenses, and refundable security deposits	61,462	94,085
Deferred rent	22,618	0

Total liabilities	873,702	983,551

Partners’ capital:
Wells Real Estate Fund I	2,263,584	3,900,488
Fund II and Fund II-OW	2,120,186	3,613,912

Total partners’ capital	4,383,770	7,514,400

Total liabilities and partners’ capital	$5,257,472	$8,497,951

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$728,871	$890,376	$921,259
Interest income	1,165	2,435	1,511

	730,036	892,811	922,770

Expenses:
Operating costs	360,069	350,538	398,270
Depreciation	293,130	331,622	335,346
Management and leasing fees	95,375	95,905	101,023
Joint Venture administration	49,607	47,311	44,514
Legal and accounting	39,294	28,745	15,757
Bad debt expense	590	34,144	19,464

	838,065	888,265	914,374

Net (loss) income from continuing operations	(108,029)	4,546	8,396

Discontinued operations:
Operating income	82,948	176,145	226,474
Gain on disposition	292,927	0	0

Income from discontinued operations	375,875	176,145	226,474

Net income	$267,846	$180,691	$234,870

Net income allocated to Wells Real Estate Fund I	$139,039	$99,543	$129,390

Net income allocated to Fund II and Fund II-OW	$128,807	$81,148	$105,480

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
BALANCE, December 31, 2000	$4,337,149	$3,894,846	$8,231,995
Net income	129,390	105,480	234,870
Partnership distributions	(295,671)	(199,406)	(495,077)

BALANCE, December 31, 2001	4,170,868	3,800,920	7,971,788
Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

BALANCE, December 31, 2002	3,900,488	3,613,912	7,514,400
Net income	139,039	128,807	267,846
Partnership distributions	(1,775,943)	(1,622,533)	(3,398,476)

BALANCE, December 31, 2003	$2,263,584	$2,120,186	$4,383,770

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(108,029)	$4,546	$8,396

Adjustments to reconcile net (loss) income from continuing operations to net cash provided by continuing operations:
Depreciation	293,130	331,622	335,346
Amortization deferred lease acquisition costs	3,726	37,764	22,228
Changes in assets and liabilities:
Other assets, net	42,031	(7,037)	484
Accounts receivable, net	(80,097)	38,377	118,917
Accounts payable, accrued expenses, and refundable security deposits	5,947	14,246	10,740
Deferred rent	24,507	0	0
Due to affiliates	27,089	44,215	53,702

Total adjustments	316,333	459,187	541,417

Net cash provided by continuing operations	208,304	463,733	549,813
Net cash provided by discontinued operations	92,329	306,668	374,972

Net cash provided by operating activities	300,633	770,401	924,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(45,660)	(76,889)	(270,942)
Net proceeds from the sale of real estate	3,207,708	0	0
Payments of deferred lease acquisition costs	(2,436)	(14,630)	(49,624)

Net cash provided by (used in) investing activities	3,159,612	(91,519)	(320,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(3,525,409)	(642,876)	(568,483)

Net (decrease) increase in cash and cash equivalents	(65,164)	36,006	35,736
Cash and cash equivalents, beginning of year	188,981	152,975	117,239

Cash and cash equivalents, end of year	$123,817	$188,981	$152,975

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Partnership distributions payable	$31,854	$158,787	$163,584

Write-off of fully depreciated real estate assets	$0	$0	$17,169

Write-off of fully amortized deferred leasing costs and procurement fees	$86,530	$0	$104,484

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On December 10, 1986, Wells Real Estate Fund I (“Wells Fund I”) and Fund II and Fund II-OW entered into a joint venture agreement to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”). The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During 2003, 2002, and 2001, the Joint Venture owned 100% interest in Heritage Place, a retail shopping and commercial office complex located in Tucker, Georgia.

On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture received net proceeds of $3,207,708 and recognized a gain of $293,000.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund I and Wells Fund II and Wells Fund II-OW in accordance with their respective ownership interests of 52% and 48%. Distributions of net cash from operations are distributed to Wells Fund I and Fund II and Fund II-OW on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets, net

Other assets, net, as of December 31, 2003 and 2002 are comprised of the following items:

	2003	2002
Refundable security deposits	$29,642	$71,673
Deferred leasing costs, net	28,817	49,667

Total	$58,459	$121,340

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, are presented net of accumulated amortization of $29,679 and $133,567 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $19,535 and $31,031 are included in accounts receivable, net, as of December 31, 2003 and 2002, respectively.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund I and Wells Fund II and Wells Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund I, Wells Fund II and Wells Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $50,744, $94,023, and $113,788 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $39,396, $36,227, and $29,389, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

3.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statement of income for all periods presented. On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The results of discontinued operations of the retail portion of Heritage Place included in the accompanying statements of income are summarized below:

	2003	2002	2001
Total property revenues	$122,985	$439,500	$511,247	(i)
Operating costs-rental property	23,277	106,462	105,600	(i)
Depreciation	9,381	130,523	148,498
Management and leasing fees	7,379	26,370	30,675

Total expenses	40,037	263,355	284,773

Operating income	82,948	176,145	226,474
Gain on disposition	292,927	0	0

Income from discontinued operations	$375,875	$176,145	$226,474

(i)	Amounts have been restated to reflect tenant reimbursements of $104,898 as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Venture (see Note 1).

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 as follows:

Year ending December 31:
2004	$573,731
2005	420,129
2006	323,640
2007	217,496
2008	144,426
Thereafter	141,509

$1,820,931

One tenant contributed 14% of rental income for the year ended December 31, 2003. In addition, two tenants will contribute approximately 39% and 12% of future minimum rental income.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

		Initial Cost			Gross Amount at Which Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
HERITAGE PLACE (a)	None	$2,756,378	$0	$5,687,435	$2,292,078	$6,151,735	$0	$8,443,813	$3,444,465	1987	9/04/86	20 to 25 years

(a)	Heritage Place is a commercial office complex located in Tucker, Georgia. The retail portion of this property was sold on April 7, 2003.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$12,617,147	$3,896,842

2001 additions	270,941	483,844
2001 disposals	(17,168)	(17,168)

BALANCE AT DECEMBER 31, 2001	12,870,920	4,363,518

2002 additions	76,889	462,145

BALANCE AT DECEMBER 31, 2002	12,947,809	4,825,663

2003 additions	45,660	293,130
2003 disposals	(4,549,656)	(1,674,328)

BALANCE AT DECEMBER 31, 2003	$8,443,813	$3,444,465