Form 10-K/A
period 2003-12-31
WELLS REAL ESTATE FUND I
filed 2004-03-24
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Wells Real Estate Fund I for the fiscal year ended December 31, 2003 is being filed for the sole purposes of amending and restating (1) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (2) Notes to Consolidated Financial Statements of Wells Real Estate Fund I, to include additional disclosure of a subsequent event. All other information in the original Form 10-K remains unchanged.

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

(g)	Subsequent Event

On March 19, 2004, the Partnership, our General Partners, Leo F. Wells, III and Wells Capital, as well as Wells Investment Securities, Inc. and Wells Management (collectively, the “Wells Defendants”) received notice of a putative class action complaint, which was filed in the Superior Court of Gwinnett County, Georgia on March 12, 2004 (Civil Action File No. 04-A-2791 2). The complaint was filed by James Hendry, Karen Beneda, Robert Beneda and William Mullin, as plaintiffs, purportedly on behalf of all limited partners holding Class B units of the Partnership as of January 15, 2003. The complaint alleges, among other things, that (1) Mr. Wells, Wells Capital, Wells Investment Securities, Inc. and the Partnership negligently and/or fraudulently made false statements and/or made material omissions in connection with the initial sale of the Class B units to investors of the Partnership by making false statements or omissions in the sales literature relating to the distribution of net sale proceeds to holders of Class B units; (2) Mr. Wells, Wells Capital and the Partnership negligently and/or fraudulently misrepresented and/or concealed disclosure of, among other things, alleged discrepancies between such statements and the allocations in the partnership agreement for a period of time in order to raise money for future syndications and to delay such investors from taking any legal, equitable or other action to protect their investments in the Partnership; (3) Mr. Wells and Wells Management breached an alleged contract to waive accrued property management fees payable to Wells Management in connection with a consent solicitation of the limited partners in 2000; and (4) Mr. Wells, Wells Capital and the Partnership breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all class members’ purchases of Class B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of the Partnership and the appointment of a receiver to wind up and terminate the Partnership; an award to plaintiffs of their attorneys’ fees, costs and expenses; and enforcement of a contract allegedly made by Mr. Wells and Wells Management with the limited partners to waive accrued property management fees. It is too early to predict what impact the outcome of this matter may have on the Partnership or the General Partners.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

March 24, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
March 24, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

Except for Note 8, as to which the date is March 19, 2004

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

8.	SUBSEQUENT EVENT

On March 19, 2004, the Partnership, the General Partners, Wells Investment Securities, Inc. and Wells Management (the “Wells Defendants”) received notice of a putative class action complaint which was filed in the Superior Court of Gwinnett County, Georgia on March 12, 2004, on behalf of limited partners holding Class B units in the Partnership. The complaint alleges generally, among other things, that (1) the Wells Defendants negligently and/or fraudulently made false statements and/or made material omissions in connection with the initial sale of the Class B units to investors of the Partnership by making false statements or omissions in the Partnership’s sales literature relating to the distribution of net sale proceeds to holders of Class B units; (2) the Wells Defendants negligently and/or fraudulently misrepresented and/or concealed disclosure of, among other things, alleged discrepancies between such statements and the allocations in the partnership agreement for a period of time in order to raise money for future syndications and to delay such investors from taking any legal, equitable or other action to protect their investments in the Partnership; (3) Mr. Wells and Wells Management breached an alleged contract to waive accrued property management fees payable to Wells Management in connection with a consent solicitation of the limited partners in 2000; and (4) the Wells Defendants breached their fiduciary duties to the limited partners of the Partnership. The Wells Defendants are currently analyzing the allegations in the complaint, and it is too early to predict the outcome of this matter or what impact the outcome of this matter may have on the Partnership or the General Partners of the Partnership.

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