Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND I
filed 2004-05-10
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-14463

WELLS REAL ESTATE FUND I

(Exact name of registrant as specified in its charter)

Georgia	58-1565512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund I (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., our corporate General Partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our operating expenses, including increased expenses associated with litigation involving the Partnership and operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Real estate assets, at cost:
Building and improvements, less accumulated depreciation of $6,484,598 in 2004 and $6,347,730 in 2003	$4,042,693	$4,174,103
Land	1,238,819	1,238,819
Assets held for sale	577,990	588,878

Total real estate assets	5,859,502	6,001,800
Cash and cash equivalents	11,570,142	11,792,983
Investments in joint ventures	2,202,114	2,263,584
Deferred lease acquisition costs	132,191	140,160
Prepaid expenses and other assets	167,085	121,111
Accounts receivable, net	116,028	102,518
Due from joint ventures	18,842	17,616

Total assets	$20,065,904	$20,439,772

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Due to affiliate	$2,074,126	$2,058,935
Accounts payable, accrued expenses, and refundable security deposits	259,122	303,958
Partnership distributions payable	164,908	164,908
Minority interest	35,022	34,777

Total liabilities	2,533,178	2,562,578

Partners’ capital:
Limited partners:
Class A – 98,716 units outstanding	17,532,726	17,877,194
Class B – 42,568 units outstanding	0	0
General partners	0	0

Total partners’ capital	17,532,726	17,877,194

Total liabilities and partners’ capital	$20,065,904	$20,439,772

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Rental income	$248,658	$247,539
Tenant reimbursements	28,148	37,279
Interest income	21,786	42,616
Equity in (loss) income of joint ventures (Note 2)	(14,805)	47,940
Other income	0	2,181

	283,787	377,555

EXPENSES:
Legal and accounting	319,399	46,154
Depreciation	136,869	133,025
Operating costs – rental properties	119,151	107,956
Partnership administration	27,081	31,768
Management and leasing fees	27,042	24,266
Other	903	4,467

	630,445	347,636

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(346,658)	29,919
DISCONTINUED OPERATIONS:
Operating income (loss)	2,190	(844)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,190	(844)

NET (LOSS) INCOME	$(344,468)	$29,075

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(344,468)	$29,075

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(3.49)	$0.29

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$2.50

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	98,716	$18,632,747	42,568	$0	$0	$18,632,747

Net loss	0	(508,763)	0	0	0	(508,763)
Partnership distributions	0	(246,790)	0	0	0	(246,790)

BALANCE, December 31, 2003	98,716	17,877,194	42,568	0	0	17,877,194

Net loss	0	(344,468)	0	0	0	(344,468)

BALANCE, March 31, 2004	98,716	$17,532,726	42,568	$0	$0	$17,532,726

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(346,658)	$29,919
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (income) of joint ventures	14,805	(47,940)
Depreciation	136,869	133,024
Write-off of real estate asset	0	2,459
Amortization of deferred lease costs	7,500	9,258
Changes in assets and liabilities:
Accounts receivable, net	(6,733)	(14,668)
Prepaid expenses and other assets	(45,868)	(23,013)
Accounts payable, accrued expenses, and refundable security deposits	(49,504)	(26,399)
Due to affiliate	13,308	12,012

Net cash (used in) provided by continuing operations	(276,281)	74,652
Net cash provided by discontinued operations	13,460	23,829

Net cash (used in) provided by operating activities	(262,821)	98,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	45,439	129,745
Investment in real estate	(5,459)	0

Net cash provided by investing activities	39,980	129,745

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	0	(246,776)

Net cash used in financing activities—continuing operations	0	(246,776)
Minority interest distributions—discontinued operations	0	(6,245)

Net cash used in financing activities	0	(253,021)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(222,841)	(24,795)
CASH AND CASH EQUIVALENTS, beginning of period	11,792,983	10,404,816

CASH AND CASH EQUIVALENTS, end of period	$11,570,142	$10,380,021

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$18,842	$58,952

Partnership distributions payable	$0	$411,698

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit generally has equal voting rights regardless of class.

On September 6, 1984, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 5, 1986, upon receiving and accepting gross proceeds of $35,321,000 for a total of 141,284 Class A and Class B limited partner units from 4,895 limited partners at $250 per unit.

As of March 31, 2004, the Partnership owned interests in the following two properties directly: (i) an approximately 27% condominium interest in Paces Pavilion, a medical office building located in Atlanta, Georgia, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership also owned interests in the following two properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.*	1. Peachtree Place A commercial office building located in Norcross, Georgia

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW**	2. Heritage Place A commercial office complex located in Tucker, Georgia

*	Wells & Associates, Inc. is affiliated with the Partnership through common management.
**	Fund II and Fund II-OW (“Fund II-IIOW Associates”) is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund IIOW”).

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $1,665,000 and a gain of approximately $152,000 were allocated to the Partnership in the second quarter of 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing properties and joint ventures, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

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

The consolidated financial statements of the partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)	Distribution of Net Cash From Operations

Cash available for distribution, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to the Class A limited partners until each limited partner has received distributions equal to a 9% per annum return on his respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until each limited partner has received distributions equal to a 9% per annum return on his respective adjusted capital contributions, as defined.

•	Third, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

2.	INVESTMENTS IN JOINT VENTURE

(a)	Basis of Presentation

The Partnership does not have control over the operations of Fund I-II Tucker Associates; however, it does exercise significant influence. Accordingly, the Partnership’s investment in Fund I-II Tucker Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of Fund I-II Tucker Associates for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net (Loss) Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$178,220	$200,654	$(28,520)	$22,286	$0	$70,066	$(28,520)	$92,352

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), certain components of which were deferred by the FASB in October 2003 for an indefinite period. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 requires, among other things, that a minority interest in a consolidated entity be classified as a liability and reported at settlement value if an unconditional obligation to exercise or redeem the minority interest exists. As Wells-Baker Associates is a finite life joint venture, the Partnership’s interest therein represents an unconditional obligation. Prior to its deferral, FAS 150 required this minority interest to be accounted for as a liability and reported at settlement value. Until further guidance is provided during the deferral period for FAS 150, this interest will continue to be classified as minority interest in the Partnership’s financial statements. The settlement value of this minority interest is estimated to be approximately $76,498 at March 31, 2004.

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

Wells Management has elected to defer the current receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, such fees are expensed as incurred and comprise the due to affiliate balances presented in the accompanying balance sheets. As of March 31, 2004 and 2003, the Partnership owed aggregate management and leasing fees to Wells Management of $2,837,723 and $2,755,901, respectively, of which $2,074,126 and $2,015,445, respectively, are recorded as due to affiliate in the Partnership’s balance sheet for the three months ended March 31, 2004 and 2003, respectively, and $763,597 and $740,456, respectively, are due from the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in Investment in Joint Ventures in the consolidated balance sheets for the three months ended March 31, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership and the properties owned directly by the Partnership reimbursed Wells Capital $56,090 and $44,936 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses. In addition, the Joint Ventures reimbursed Wells Capital $16,782 and $13,224 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

5.	DISCONTINUED OPERATIONS

On March 23, 2004, Peachtree Place was classified as held for sale. As such, the results of discontinued operations included in the accompanying statements of income for the three months ended March 31, 2004 and 2003 are summarized below:

	(unaudited) Three Months Ended March 31,
	2004	2003
Total property revenues	$47,601	$33,581

Operating costs—rental property	31,926	19,319
Depreciation	10,888	10,183
Management and leasing fees	2,353	5,017

Total expenses	45,167	34,519

Operating income (loss) before minority interest	2,434	(938)
Minority interest	(244)	94

Income (loss) from discontinued operations	$2,190	$(844)

6.	CONTINGENCIES

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

On or about March 12, 2004, a putative class action complaint (the “Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and our General Partners, Leo F. Wells, III, Wells Capital, as well as Wells Investment Securities, Inc., and Wells Management (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. The Complaint alleges, among other things, that (a) Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and the Partnership negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 – September 5, 1986) of the B units to investors of the Partnership by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) Mr. Wells, Wells Capital, and the Partnership negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in the Partnership, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of consent solicitations to the limited partners; and (d) Mr. Wells, Wells Capital, and the Partnership breached fiduciary duties to the limited partners.

The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; judicial dissolution of the Partnership and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership is straddling the positioning-for-sale phase and the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in six properties, either directly or through interests in affiliated joint ventures. As of March 31, 2004, one property is greater than 90% leased, two properties are less than 70% leased, the remaining building of one property is under contract to be sold, and two properties and a portion of two other properties have been sold. Management will continue to pursue various re-leasing strategies for the space currently vacant at the properties in the Partnership’s portfolio during 2004.

As the Partnership evolves through the life cycle, our most significant risks and challenges continue to evolve concurrently. In our attempts to position our remaining properties for sale, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we focus on the disposition and liquidation phase, we have shifted our attention to locating suitable acquirers, negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

In 2004, net loss increased primarily as a result of incurring substantial additional legal costs in connection with defending the litigation discussed in Part II, Item 1, of this report. Cash flows decreased in 2004, primarily due to legal fees incurred in 2004.

Substantially all of our operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements or other major expenses such as legal fees required in connection with litigation. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, we anticipate using a portion of our future operating cash flows to fund litigation costs (see Part II, Item 1) and the costs necessary to re-lease currently vacant space in the properties within the Partnership’s portfolio.

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

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

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

Gross Revenues

Gross revenues of the Partnership were $283,787 and $377,555 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease, as compared to 2003, resulted primarily from (i) a decline in interest income, and (ii) the corresponding decline in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2004, as compared to 2003, primarily due to a decrease in occupancy at the office portion of Heritage Place during 2004.

Expenses of Joint Ventures

Expenses of Joint Ventures increased in 2004, as compared to 2003, primarily due to increased operational expenses at the office portion of Heritage Place.

Equity in Income of Joint Ventures from Discontinued Operations

Equity in income of Joint Ventures from discontinued operations decreased for the three months ended March 31, 2004, as compared to the same period in 2003 due to the sale of the retail portion of Heritage Place on April 7, 2003.

As a result of all of the aforementioned factors, the Partnership recorded equity in loss from Joint Ventures of $(14,805) during the three months ended March 31, 2004 compared to equity in income from Joint Ventures of $47,940 for the three months ended March 31, 2003.

Expenses of the Partnership

Expenses of the Partnership were $630,445 and $347,636 for the three months ended March 31, 2004 and 2003, respectively. The 2004 increase, as compared to 2003, resulted primarily from a substantial increase in legal costs related to defending the litigation discussed in Part II, Item 1, of this report.

Net (Loss) Income of the Partnership

As a result of the aforementioned factors, net (loss) income of the Partnership was $(344,468) and $29,075 for the three months ended March 31, 2004 and 2003, respectively.

Discontinued Operations

On March 23, 2004, Peachtree Place was classified as held for sale. As such, the results of discontinued operations included in the accompanying statements of income for the three months ended March 31, 2004 and 2003 are summarized below:

	(unaudited) Three Months Ended March 31,
	2004	2003
Total property revenues	$47,601	$33,581

Operating costs – rental property	31,926	19,319
Depreciation	10,888	10,183
Management and leasing fees	2,353	5,017

Total expenses	45,167	34,519

Operating income (loss) before minority interest	2,434	(938)
Minority interest	(244)	94

Income (loss) from discontinued operations	$2,190	$(844)

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(262,821) and $98,481 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease from 2003 resulted primarily from the corresponding increases in Partnership expenses as described above.

Cash Flows From Investing Activities

Net cash flows from investing activities were $39,980 and $129,745 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease, as compared to 2003, resulted primarily from the decrease in distributions received from Fund I-II Tucker Associates as a result of the sale of the retail portion of Heritage Place in 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $0 and $(253,021) for the three months ended March 31, 2004 and 2003, respectively. For the 2003 period, net cash flows from financing activities were solely comprised of operating distributions paid to limited partners. There were no such distributions in 2004.

Distributions

The Partnership declared distributions of net cash from operations to the limited partners holding Class A Units of $0.00 and $2.50 per unit for the quarters ended March 31, 2004 and 2003, respectively. Cash flows otherwise distributable to the limited partners have been reserved for the first quarter of 2004 in order to fund additional legal costs anticipated in connection with the litigation discussed in Part II, Item 1., and lease-up costs anticipated with increasing occupancy of Black Oak Plaza and the remaining office portion of Heritage Place. In accordance with the partnership agreement, no distributions were made to limited partners holding Class B Units.

Contractual Obligations and Commitments

On March 23, 2004, Wells-Baker Associates entered into an agreement (the “Agreement”) to sell the remaining building at the Peachtree Place property located in Norcross, Georgia to an unrelated third party for a gross sale price of $1,030,000. The extended due diligence period under the Agreement expired April 27, 2004, and this sale is expected to close during May 2004, however there are no assurances that this sale will close.

Sales Proceeds

The Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons, the Crowe’s Crossing, a portion of Peachtree Place, and the retail portion of Heritage Place have not been distributed. The Partnership has calculated the amount of net sales proceeds available for distribution to limited partners out of the aggregate of approximately $10,900,000 in proceeds generated to date from the sales of certain real estate assets. In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment or reserves allowed for Partnership debts and liabilities (including without limitation to management fees owed to Wells Management in the amount of approximately $2,800,000), and after the establishment of reserves which the General Partners, in their sole discretion, deem reasonably necessary, as of February 20, 2004, there were net sales proceeds in the amount of approximately $7,000,000 available for distribution to limited partners, which sum is being held in a separate, interest-bearing bank account. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sales proceeds are to be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).” Due to pending litigation, however, the Partnership is not in a position to distribute net sales proceeds until final resolution of the litigation described in Part II, Item 1.

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

The Partnership and its joint ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

On or about March 12, 2004, a putative class action complaint (the “Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and our General Partners, Leo F. Wells, III, Wells Capital, as well as Wells Investment Securities, Inc., and Wells Management (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. The Complaint alleges, among other things, that (a) Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and the Partnership negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 – September 5, 1986) of the B units to investors of the Partnership by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) Mr. Wells, Wells Capital, and the Partnership negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in the Partnership, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of consent solicitations to the limited partners; and (d) Mr. Wells, Wells Capital, and the Partnership breached fiduciary duties to the limited partners.

The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; judicial dissolution of the Partnership and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 10, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
May 10, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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