Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND I
filed 2004-08-12
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-14463

WELLS REAL ESTATE FUND I

(Exact name of registrant as specified in its charter)

Georgia	58-1565512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund I (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners and discussion of the outcome of current, pending, and future litigation to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned directly and through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our operating expenses, including increased expenses associated with litigation involving the Partnership and operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND I, L.P.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Real estate, at cost:
Land	$1,238,819	$1,440,608
Building and improvements, less accumulated depreciation of $6,621,087 and $7,054,414 as of December 31, 2004 and 2003, respectively	3,906,231	4,561,192

Total real estate assets	5,145,050	6,001,800

Investment in joint venture	2,188,955	2,263,584
Cash and cash equivalents	12,440,150	11,792,983
Accounts receivable, net	139,861	102,518
Due from joint ventures	0	17,616
Prepaid expenses and other assets	164,709	121,111
Deferred lease acquisition costs	120,258	140,160

Total assets	$20,198,983	$20,439,772

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$297,482	$303,958
Deferred rental income	10,059	0
Partnership distributions payable	165,689	164,908
Due to affiliate	2,088,168	2,058,935
Minority interest	71,091	34,777

Total liabilities	2,632,489	2,562,578

Partners’ capital:
Limited partners:
Class A—98,716 units outstanding	17,473,523	17,877,194
Class B—42,568 units outstanding	92,971	0
General partners	0	0

Total partners’ capital	17,566,494	17,877,194

Total liabilities and partners’ capital	$20,198,983	$20,439,772

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Rental income	$252,820	$247,256	$501,478	$494,772
Tenant reimbursements	38,768	18,557	66,917	55,835
Interest income	18,998	34,147	40,784	76,765
Other income	0	1,352	0	3,530

Total revenues	310,586	301,312	609,179	630,902

EXPENSES:
Legal and accounting	211,913	252,735	531,312	303,212
Operating costs—rental properties	148,429	101,492	267,581	204,541
Depreciation	136,462	132,695	273,331	268,495
Partnership administration	70,674	40,473	97,755	72,259
Management and leasing fees	24,855	25,093	51,897	49,359
Other general and administrative	1,149	3,226	2,052	4,919

Total expenses	593,482	555,714	1,223,928	902,785

EQUITY IN INCOME (LOSS) OF JOINT VENTURE (Note 2)	(13,158)	128,190	(27,963)	176,130

LOSS BEFORE MINORITY INTEREST	(296,054)	(126,212)	(642,712)	(95,753)

MINORITY INTEREST	(36,851)	627	(37,095)	722

NET LOSS FROM CONTINUING OPERATIONS	(332,905)	(125,585)	(679,807)	(95,031)

DISCONTINUED OPERATIONS:
Operating income (loss)	17,312	(6,241)	19,746	(7,180)
Gain on sale	349,361	0	349,361	0

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	366,673	(6,241)	369,107	(7,180)

NET INCOME (LOSS)	$33,768	$(131,826)	$(310,700)	$(102,211)

INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(426,225)	$(135,949)	$(784,484)	$(117,333)

CLASS B LIMITED PARTNERS	$93,320	$10,364	$104,677	$22,302

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$367,022	$4,123	$380,813	$15,122

CLASS B LIMITED PARTNERS	$(349)	$(10,364)	$(11,706)	$(22,302)

INCOME (LOSS) FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$(4.32)	$(1.38)	$(7.95)	$(1.19)

CLASS B	$2.19	$0.24	$2.46	$0.52

INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$3.72	$0.04	$3.86	$0.15

CLASS B	$(0.01)	$(0.24)	$(0.27)	$(0.52)

DISTRIBUTION OF OPERATING CASH PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$2.50

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	98,716	$18,632,747	42,568	$0	$0	$18,632,747

Net loss	0	(508,763)	0	0	0	(508,763)
Distributions of operating cash flow	0	(246,790)	0	0	0	(246,790)

BALANCE, December 31, 2003	98,716	17,877,194	42,568	0	0	17,877,194

Net income (loss)	0	(403,671)	0	92,971	0	(310,700)

BALANCE, June 30, 2004	98,716	$17,473,523	42,568	$92,971	$0	$17,566,494

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(679,807)	$(95,031)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in income (loss) of joint ventures	27,963	(176,130)
Depreciation	273,331	268,495
Amortization of deferred lease acquisition costs	15,215	18,516
Minority interest	37,095	(722)
Operating distributions received from joint ventures	64,282	188,697
Changes in assets and liabilities:
Accounts receivable, net	(59,793)	(34,064)
Prepaid expenses and other assets	(43,598)	(4,535)
Accounts payable, accrued expenses, and refundable security deposits	(6,476)	124,261
Deferred rental income	10,059	0
Due to affiliate	29,233	28,643

Total adjustments	347,311	413,161

Net cash (used in) provided by continuing operations	(332,496)	318,130
Net cash provided by discontinued operations	31,452	15,122

Net cash (used in) provided by operating activities	(301,044)	333,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	1,637,297
Net proceeds from sale of real estate assets	953,670	0
Investment in real estate	(5,459)	(47,707)

Net cash provided by investing activities	948,211	1,589,590

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	0	(493,565)
Minority interest distributions paid for discontinued operations	0	(8,781)

Net cash used in financing activities	0	(502,346)

NET INCREASE IN CASH AND CASH EQUIVALENTS	647,167	1,420,496

CASH AND CASH EQUIVALENTS, beginning of period	11,792,983	10,404,816

CASH AND CASH EQUIVALENTS, end of period	$12,440,150	$11,825,312

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$781	$164,935

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, a Georgia corporation, serving as its general partners (collectively, the “General Partners”). The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit generally has equal voting rights regardless of class.

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

As of June 30, 2004, the Partnership owned interests in the following two properties directly: (i) an approximately 27% condominium interest in Paces Pavilion, a medical office building located in Atlanta, Georgia, and (ii) Black Oak Plaza, a shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership also owned interests in the following two properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.*	1. Peachtree Place A commercial office building located in Norcross, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW **	2. Heritage Place A commercial office complex located in Tucker, Georgia
*	Wells & Associates, Inc. is affiliated with the Partnership through common management.
**	Fund II and Fund II-OW (“Fund II-IIOW Associates”) is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Partnership received net sales proceeds of approximately $1,665,000, and a gain of approximately $152,000 was allocated to the Partnership.

On June 18, 2004, Wells-Baker Associates sold Peachtree Place to an unrelated third party for a gross selling price of $1,030,000. As a result of this sale, the Partnership received net sale proceeds of approximately $858,000, and a gain of approximately $314,000 was allocated to the Partnership.

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

The consolidated financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

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

(d)	Distribution of Net Cash From Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to the Class A limited partners until each limited partner has received distributions equal to a 9% per annum return on his respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until each limited partner has received distributions equal to a 9% per annum return on his respective adjusted capital contributions, as defined.

•	Third, to the General Partners until they have received 10% of total distributions for such year.

•	Fourth, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

(e)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENT IN JOINT VENTURE

(a)	Basis of Presentation

The Partnership does not have control over the operations of Fund I-II Tucker Associates; however, it does exercise significant influence. Accordingly, the Partnership’s investment in Fund I-II Tucker Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of Fund I-II Tucker Associates for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$175,353	$177,603	$(25,348)	$(22,389)	$0	$269,336	$(25,348)	$246,947

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$353,573	$378,257	$(53,868)	$(139,033)	$0	$478,333	$(53,868)	$339,300

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The on-site management and leasing of Black Oak Plaza has been performed by an independent third-party property management company since the third quarter of 1998. 3% of gross revenues from this property are payable to the third-party management company, and the balance is due to Wells Management.

Wells Management has elected to defer the current receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, such fees are expensed as incurred and recorded as due to affiliate in the accompanying consolidated balance sheets. As of June 30, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $2,855,974, of which $2,088,168 is recorded as due to affiliate and $767,806 is attributable to the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in investment in joint ventures in the respective accompanying consolidated balance sheet. As of December 31, 2003, the Partnership owed aggregate management and leasing fees to Wells Management of $2,816,703, of which $2,058,935 is recorded as due to affiliate and $757,768 is attributable to the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in investment in joint ventures in the respective accompanying consolidated balance sheet.

(b)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (“Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership and properties consolidated by the Partnership reimbursed Wells Capital $73,284 and $30,651 for the three months ended June 30, 2004 and 2003, respectively, and $129,374 and $75,587 for the six months ended June 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	DISCONTINUED OPERATIONS

The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. Peachtree Place was sold on June 18, 2004.

Condensed financial information for Peachtree Place included in discontinued operations in the accompanying statements of operations, is summarized below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total property revenues	$48,003	$27,979	$95,604	$61,562

Operating costs—rental property	28,278	21,014	60,204	41,037
Depreciation	0	10,883	10,888	20,365
Management and leasing fees	2,064	2,142	3,948	5,403
Amortization of deferred lease acquisition costs	349	181	818	1,937

Total expenses	30,691	34,220	75,858	68,742

Operating income (loss)	17,312	(6,241)	19,746	(7,180)
Gain on sale	349,361	0	349,361	0

Operating income (loss) from discontinued operations	$366,673	$(6,241)	$369,107	$(7,180)

5.	CONTINGENCIES

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

On May 7, 2004, the Court granted summary judgment in favor of the Partnership on grounds of statutes of limitation and laches. On May 24, 2004, the Partnership filed a motion to recover its attorneys’ fees and expenses of litigation from plaintiff and his counsel. On or about June 4, 2004, another defendant in the Johnston Action moved the Court to award attorneys’ fees from the Partnership in the form of five percent of the Partnership’s net sale proceeds. The Partnership has opposed that motion. Also on or about June 4, 2004, the plaintiff filed a Notice of Appeal with respect to the May 7, 2004 Orders granting summary judgment. Pursuant to Statement of Financial

Accounting Standard No. 5 and the General Partners’ estimate of our current exposure under the Johnston Action, no reserves have been provided for in the accompanying financial statements.

On or about March 12, 2004, a putative class action complaint (the “Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership and our General Partners, Leo F. Wells, III and Wells Capital, as well as Wells Investment Securities, Inc. and Wells Management (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. The Complaint alleges, among other things, that (a) Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and the Partnership negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of the Partnership by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) Mr. Wells, Wells Capital, and the Partnership negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in the Partnership, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of consent solicitations to the limited partners; and (d) Mr. Wells, Wells Capital, and the Partnership breached fiduciary duties to the limited partners.

The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; judicial dissolution of the Partnership and the appointment of a receiver to wind up and terminate the Partnership; and an award to plaintiffs of their attorneys’ fees, costs, and expenses.

On or about May 19, 2004, plaintiffs filed a Motion to Permit Voluntary Dismissal. On May 20, 2004, the Wells Defendants filed a Notice of Consent to plaintiffs’ Motion to Permit Voluntary Dismissal. By Order dated June 3, 2004, the Court granted plaintiffs’ Motion to Permit Voluntary Dismissal, and ordered their Complaint dismissed without prejudice.

On June 18, 2004, the defendants, including Wells Management, filed a motion to recover attorneys’ fees and expenses of litigation from the plaintiffs and their counsel. The Court held a hearing on part, but not all, of the issues raised in that motion on August 3, 2004, and took the matter under advisement without ruling on any part of the motion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying consolidated financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition and liquidation phase of its life cycle. We have now sold three assets and a portion of another. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

The sale of the remaining building at Peachtree Place on June 18, 2004, was a highlight for the Partnership, which held an approximate 90% interest in the asset. The sale is evidence of our continuing efforts to liquidate the portfolio.

With a number of properties sold, the General Partners are currently reserving operating cash and net sales proceeds to fund the re-leasing costs anticipated at the Black Oak Plaza and Heritage Place properties. Further, the General Partners anticipate continuing to hold operating distributions until occupancy in these properties increases.

As of June 30, 2004, current Class A unit holders have received cumulative net operating cash flows of approximately $22.1 million, as compared to approximately $24.7 million originally invested, or approximately 89% of the dollars invested since inception. No operating distributions have been made to the General Partners, in line with the partnership agreement.

Property Summary

•	The Black Oak Plaza shopping center is currently approximately 65% leased, and leasing efforts at the center continue.

•	The Cherokee Commons property was sold in 2001.

•	The Crowe’s Crossing property was sold in 2001.

•	Heritage Place originally included both an office component and a retail shopping center. The retail shopping center, which represented approximately 30% of the premises, was sold in 2003. The remaining office component at Heritage Place is currently approximately 57% leased and leasing efforts continue.

•	The Paces Pavilion building continues to operate at approximately 93% occupancy level.

•	The Peachtree Place property originally included two buildings. One building was sold in 2000. The remaining building sold in June 2004.

In our attempts to position our remaining properties for sale, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we continue to operate in the disposition and liquidation phase, we will focus on locating suitable buyers, and negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continues to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds are generally encountering lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Revenues of the Partnership

Revenues of the Partnership were $310,586 and $301,312 for the three months ended June 30, 2004 and 2003, respectively, and $609,179 and $630,902 for the six months ended June 30, 2004 and 2003, respectively. The increase in revenues for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, is primarily due to an increase in reimbursement billings to tenants of Peachtree Place. Tenants are billed for operating cost reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year. The net decrease in revenues for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, is primarily due to a decline in interest income as a result of earning interest on net property sale proceeds at a lower rate in 2004, as compared to 2003.

Equity in Income (Loss) of Joint Venture

Equity in income (loss) of joint venture was $(13,158) and $128,190 for the three months ended June 30, 2004 and 2003, respectively, and $(27,963) and $176,130 for the six months ended June 30, 2004 and 2003, respectively. The 2004 decreases are primarily due to (i) foregone income resulting from the sale of the retail portion of Heritage Place in the second quarter of 2003, (ii) an increase in bad debt expense recognized for tenants of Heritage Place, and (iii) an increase in administrative expenses, partially offset by (iv) the gain recognized from the sale of the retail portion of Heritage Place. We expect equity in losses of joint venture to continue until occupancy increases for Heritage Place.

Expenses of the Partnership

Total expenses of the Partnership were $593,482 and $555,714 for the three months ended June 30, 2004 and 2003, respectively, and $1,223,928 and $902,785 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to additional (i) legal costs related to defending the litigation discussed in Part II, Item 1, of this report; (ii) bad debt expense recognized for tenants of Paces Pavilion; (iii) costs related to evaluating various re-leasing and exit strategies for the remainder of the Partnership’s portfolio; and (iv) increased partnership administration expenses associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

Cash used in operating activities, including operating distributions received from Fund I-II Tucker Associates, was approximately $(301,000) for the six months ended June 30, 2004, as compared to cash provided by operating activities of approximately $333,000 for the six months ended June 30, 2003. Cash flows from operating activities decreased significantly from 2003 to 2004 as a result of the sale of the retail portion of Heritage Place in April 2003. Cash flows from investing activities for 2004 resulted primarily from the June 2004 sale of Peachtree Place, which generated approximately $954,000 in net proceeds, of which approximately $858,000 are attributable to the Partnership.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $2,600,000, as of June 30, 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from joint ventures. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned directly and through Fund I-II Tucker Associates. We expect to continue to use substantially all future net cash flows from operations, which includes distributions received from Fund I-II Tucker Associates, less expenses related to the recurring operations of the properties, reserves for known capital expenditures, and portfolio expenses such as legal costs, to pay operating distributions to the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2004, the Partnership has received, used, and held net proceeds from the sale of properties as presented below:

	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2004
Property Sold				Amount	Purpose
Peachtree Place (partial sale in 2000)	$633,695	100%	$633,695	$0	—	$0	$633,695
Crowe’s Crossing (sold 2001)	6,486,652	100%	6,486,652	0	—	0	6,486,652
Cherokee Commons (sold 2001)	8,414,089	25.3%	2,126,109	0	—	0	2,126,109
Heritage Place retail portion (sold 2003)	3,207,708	51.9%	1,665,121	0	—	0	1,665,121
Peachtree Place (remainder sold 2004)	953,670	90.0%	857,826	0	—	0	857,826

Total			$11,769,403	$0		$0	$11,769,403

In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment or reserves allowed for Partnership debts and liabilities (including without limitation the deferred management fees owed to Wells Management in the amount of approximately $2,860,000), and after the establishment of reserves which the General Partners, in their sole discretion, deem reasonably necessary, as of June 30, 2004, there were net sales proceeds in the amount of approximately $7,000,000 available for distribution to limited partners, which sum is being held in a separate, interest-bearing bank account. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sales proceeds are to be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).” Due to pending litigation, however, the Partnership is not in a position to distribute net sales proceeds until final resolution of the litigation described in Part II, Item 1.

(d)	Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 3 to the Partnership’s consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

On May 7, 2004, the Court granted summary judgment in favor of the Partnership on grounds of statutes of limitation and laches. On May 24, 2004, the Partnership filed a motion to recover its attorneys’ fees and expenses of litigation from plaintiff and his counsel. On or about June 4, 2004, another defendant in the Johnston Action moved the Court to award attorneys’ fees from the Partnership in the form of five percent of the Partnership’s net sale proceeds. The Partnership has opposed that motion. Also on or about June 4, 2004, the plaintiff filed a Notice of Appeal with respect to the May 7, 2004 Orders granting summary judgment. Pursuant to Statement of Financial Accounting Standard No. 5 and the General Partners’ estimate of our current exposure under the Johnston Action, no reserves have been provided for in the accompanying financial statements.

On or about March 12, 2004, a putative class action complaint (the “Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership and our General Partners, Leo F. Wells, III and Wells Capital, as well as Wells Investment Securities, Inc. and Wells Management (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. The Complaint alleges, among other things, that (a) Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and the Partnership negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of the Partnership by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) Mr. Wells, Wells Capital, and the Partnership negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in the Partnership, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of consent solicitations to the limited partners; and (d) Mr. Wells, Wells Capital, and the Partnership breached fiduciary duties to the limited partners.

The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; judicial dissolution of the Partnership and the appointment of a receiver to wind up and terminate the Partnership; and an award to plaintiffs of their attorneys’ fees, costs, and expenses.

On or about May 19, 2004, plaintiffs filed a Motion to Permit Voluntary Dismissal. On May 20, 2004, the Wells Defendants filed a Notice of Consent to plaintiffs’ Motion to Permit Voluntary Dismissal. By Order dated June 3, 2004, the Court granted plaintiffs’ Motion to Permit Voluntary Dismissal, and ordered their Complaint dismissed without prejudice.

On June 18, 2004, the defendants, including Wells Management, filed a motion to recover attorneys’ fees and expenses of litigation from the plaintiffs and their counsel. The Court held a hearing on part, but not all, of the issues raised in that motion on August 3, 2004, and took the matter under advisement without ruling on any part of the motion.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
August 12, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND I

Exhibit No.	Description

10.1	Purchase and Sale Agreement for Peachtree Place

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002