Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND I
filed 2004-11-12
CIK 746259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by the Partnership or our joint venture.

Real estate risks inherent in properties owned directly and through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our operating expenses, including increased expenses associated with litigation involving the Partnership and operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

•	Ability to distribute the net sale proceeds being held by the Partnership in view of litigation under appeal.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Real estate, at cost:
Land	$1,238,819	$1,440,608
Building and improvements, less accumulated depreciation of $6,684,765 and $7,054,414 as of September 30, 2004 and December 31, 2003, respectively	3,863,373	4,561,192

Total real estate assets	5,102,192	6,001,800
Investment in joint venture	2,211,321	2,263,584
Cash and cash equivalents	12,306,118	11,792,983
Accounts receivable, net	116,180	102,518
Due from joint ventures	11,447	17,616
Prepaid expenses and other assets	129,383	121,111
Deferred lease acquisition costs	116,530	140,160

Total assets	$19,993,171	$20,439,772

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$247,649	$303,958
Deferred rental income	4,961	0
Due to affiliate	2,240,604	2,223,843
Minority interest	670	34,777

Total liabilities	2,493,884	2,562,578
Partners’ capital:
Limited partners:
Class A—98,716 units outstanding	17,499,287	17,877,194
Class B—42,568 units outstanding	0	0
General partners	0	0

Total partners’ capital	17,499,287	17,877,194

Total liabilities and partners’ capital	$19,993,171	$20,439,772

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Rental income	$247,874	$247,923	$749,351	$742,694
Tenant reimbursements	33,239	23,912	100,156	79,748
Interest and other income	19,760	27,519	60,543	107,819

Total revenues	300,873	299,354	910,050	930,261
EXPENSES:
Legal and accounting	134,100	138,476	665,412	433,525
Operating costs—rental properties	105,230	81,367	372,810	290,255
Depreciation	63,704	136,650	337,035	402,370
Partnership administration	32,761	35,416	130,516	114,273
Management and leasing fees	25,455	25,242	77,352	74,601
Other general and administrative	1,071	4,420	3,123	9,338

Total expenses	362,321	421,571	1,586,248	1,324,362

LOSS FROM REAL ESTATE OPERATIONS	(61,448)	(122,217)	(676,198)	(394,101)

EQUITY IN INCOME (LOSS) OF JOINT VENTURE (Note 2)	18,239	(10,846)	(9,723)	165,285

NET LOSS FROM CONTINUING OPERATIONS	(43,209)	(133,063)	(685,921)	(228,816)
DISCONTINUED OPERATIONS:
Operating loss	(25,431)	(11,866)	(5,685)	(19,046)
Gain on sale	0	0	349,361	0
Minority Interest	1,433	1,192	(35,662)	1,914

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(23,998)	(10,674)	308,014	(17,132)

NET LOSS	$(67,207)	$(143,737)	$(377,907)	$(245,948)

LOSS FROM CONTINUING OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(43,209)	$(133,063)	$(685,921)	$(228,816)

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(25,431)	$(11,866)	$343,676	$(19,046)

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

MINORITY INTEREST PARTNER	$1,433	$1,192	$(35,662)	$1,914

LOSS FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$(0.44)	$(1.34)	$(6.95)	$(2.30)

CLASS B	$0.00	$0.00	$0.00	$0.00

INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$(0.26)	$(0.12)	$3.48	$(0.19)

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF OPERATING CASH PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$2.50

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	98,716	$18,632,747	42,568	$0	$0	$18,632,747

Net loss	0	(508,763)	0	0	0	(508,763)
Distributions of operating cash flow	0	(246,790)	0	0	0	(246,790)

BALANCE, December 31, 2003	98,716	17,877,194	42,568	0	0	17,877,194

Net loss	0	(377,907)	0	0	0	(377,907)

BALANCE, September 30, 2004	98,716	$17,499,287	42,568	$0	$0	$17,499,287

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(685,921)	$(228,816)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in (income) loss of joint venture	9,723	(165,285)
Depreciation	337,035	402,370
Amortization of deferred lease acquisition costs	23,101	27,045
Operating distributions received from joint venture	48,709	160,873
Changes in assets and liabilities:
Accounts receivable, net	(36,112)	(40,964)
Prepaid expenses and other assets	(8,272)	(3,490)
Accounts payable, accrued expenses, and refundable security deposits	(66,580)	204,579
Deferred rental income	4,961	0
Due to affiliate	16,761	42,960

Total adjustments	329,326	628,088

Net cash (used in) provided by continuing operations	(356,595)	399,272
Net cash provided by discontinued operations	6,020	14,178

Net cash (used in) provided by operating activities	(350,575)	413,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint venture	0	1,665,121
Investment in deferred lease acquisition costs	(3,340)	(2,917)
Investment in real estate	(16,851)	(66,873)
Net proceeds from sale of real estate assets	953,670	0

Net cash provided by investing activities	933,479	1,595,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest distributions paid for discontinued operations	(69,769)	(6,230)
Partnership distributions paid	0	(493,580)

Net cash used in financing activities	(69,769)	(499,810)

NET INCREASE IN CASH AND CASH EQUIVALENTS	513,135	1,508,971

CASH AND CASH EQUIVALENTS, beginning of period	11,792,983	10,404,816

CASH AND CASH EQUIVALENTS, end of period	$12,306,118	$11,913,787

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

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

As of September 30, 2004, the Partnership owned interests in the following two properties directly: (i) Black Oak Plaza, a shopping center located in Knoxville, Tennessee, and (ii) a condominium interest in Paces Pavilion, a medical office building located in Atlanta, Georgia of approximately 27%.

During the periods presented, the Partnership also owned interests in the following joint venture (the “Joint Venture”):

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(2)	1. Peachtree Place(1) A commercial office building located in Norcross, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW(3) (“Fund II-IIOW Associates”)	2. Heritage Place A commercial office complex located in Tucker, Georgia

(1)	This property was sold on June 18, 2004.
(2)	Wells & Associates, Inc. is affiliated with the Partnership through common management.
(3)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $152,000 and received net sale proceeds of approximately $1,665,000.

On June 18, 2004, Wells-Baker Associates sold Peachtree Place to an unrelated third party for a gross selling price of $1,030,000. As a result of this sale, the Partnership was allocated a gain of approximately $314,000 and received net sale proceeds of approximately $858,000.

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

(d)	Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to the Class A limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Third, to the General Partners until they have received 10% of total distributions for such year.

•	Fourth, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

(e)	Change in Accounting Estimate

In the third quarter of 2004, the Partnership completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in an increase to net income of approximately $72,900, or $0.74 per unit, for Class A Units. This change had no effect on net income allocated to Class B Units. The Partnership believes that the change reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice.

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

The following information summarizes the operations of Fund I-II Tucker Associates for the three months and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004		2003
Fund I-II Tucker Associates	$183,552	$184,486	$35,136	$(20,893)	$35,136	(1)	$(20,893)

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund I-II Tucker Associates	$537,054	$598,877	$(18,731)	$(159,926)	$0	$478,333	$(18,731	)(1)	$318,407

(1)	Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income (loss) for the three and nine months ended September 30, 2004 of approximately $24,623 for Fund I-II Tucker Associates. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The on-site management and leasing of Black Oak Plaza has been performed by an independent third-party property management company since the third quarter of 1998. Three percent of gross revenues from this property are payable to the third-party management company, and the balance is due to Wells Management.

Wells Management has elected to defer the current receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, such fees are expensed as incurred and recorded as due to affiliate in the accompanying consolidated balance sheets. As of September 30, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,014,303, of which $2,240,604 is recorded as due to affiliate and $773,699 is attributable to the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in investment in joint ventures in the respective accompanying consolidated balance sheet. As of December 31, 2003, the Partnership owed aggregate management and leasing fees to Wells Management of $2,981,611, of which $2,223,843 is recorded as due to affiliate and $757,768 is attributable to the Partnership’s interest in Fund I-II Tucker Associates and, therefore, included in investment in joint ventures in the respective accompanying consolidated balance sheet.

(b)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (“Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership and properties consolidated by the Partnership reimbursed Wells Capital $52,681 and $37,352 for the three months ended

September 30, 2004 and 2003, respectively, and $182,055 and $112,939 for the nine months ended September 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Well Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), requires, among other things, the operating results of real estate assets sold or held for sale to be included in discontinued operations in the statements of operations for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. Peachtree Place was sold on June 18, 2004. Accordingly, the results of operations of Peachtree Place are included in discontinued operations in the accompanying consolidated statements of operations.

The condensed operating results for Peachtree Place are summarized below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total property revenues	$132	$33,422	$95,737	$94,982

Operating costs—rental property	25,563	32,290	85,770	73,325
Depreciation	0	10,332	10,888	30,697
Management and leasing fees	0	2,077	3,947	7,479
Amortization of deferred lease acquisition costs	0	589	817	2,527

Total expenses	25,563	45,288	101,422	114,028

Operating loss	(25,431)	(11,866)	(5,685)	(19,046)
Gain on sale	0	0	349,361	0

Income (loss) from discontinued operations before minority interest	(25,431)	(11,866)	343,676	(19,046)
Minority interest	1,433	1,192	(35,662)	1,914

Income (loss) from discontinued operations	$(23,998)	$(10,674)	$308,014	$(17,132)

5.	CONTINGENCIES

On January 17, 2003, the Partnership was served with a putative class action by a limited partner holding Class B Units, on behalf of all limited partners holding Class B Units as of January 15, 2003, that seeks equitable relief with regard to the rights and obligations of all the Partnership’s limited partners and general partners under the partnership agreement. This litigation was filed in the Superior Court of Gwinnett County, Georgia (Roy Johnston v. Wells Real Estate Fund I, Civil Action No. 03-A00525-6) (the “Johnston Action”). The plaintiff in the Johnston Action generally alleges that the terms of the partnership agreement, as it relates to the allocation and distribution of net sale proceeds, are inconsistent with the original intent of the parties. The plaintiff alleges that the original intent was that limited partners holding Class B Units would have a priority in payment of cash distributions of net sale proceeds to bring them even with the amount of cash distributions previously made to limited partners holding Class A Units. The Johnston Action seeks, among other things, to have the Partnership’s partnership agreement equitably reformed consistent with the alleged original intent or, in the alternative, to have the investments made by limited partners holding Class B Units equitably rescinded, and requests an injunction prohibiting the General Partners of the Partnership from distributing net sale proceeds until the resolution of the action.

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

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition and liquidation phase of our life cycle. We have now sold three assets and a portion of another asset. Our focus on the remaining assets in our portfolio involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

The closing of the sale of the remaining building at Peachtree Place on June 18, 2004, in which we held an approximate 90% interest, is evidence of our continuing efforts to liquidate the portfolio.

Our General Partners are currently reserving operating cash flows in order to fund additional legal costs anticipated in connection with the litigation discussed herein and lease-up costs anticipated with increasing occupancy of Black Oak Plaza and the remaining office portion of Heritage Place.

While operating distributions to Class A Unit holders are currently being reserved, as of September 30, 2004, Class A Unit holders have received cumulative net operating cash flows of approximately $22.1 million since inception, which equates to approximately 89% of the $24.7 million originally invested. For Class A Unit holders, this equates to approximately $223.69 per unit from inception to date. Class B Unit holders have cumulatively received $250 per unit in allocated tax losses over that same period.

Property Summary

Information related to the properties owned, or previously owned, by the Partnership or its joint ventures follows:

•	The Black Oak shopping center is currently 65% leased, and leasing efforts at the center continue;

•	The Paces Pavilion building continues to operate at a 90% occupancy level;

•	The Crowe’s Crossing property, a shopping center located in DeKalb County, Georgia, was sold in 2001;

•	The Peachtree Place property originally included two buildings. One building was sold in 2000. The second building was sold in June 2004;

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003. The remaining office component at Heritage Place is currently 57% leased, and leasing efforts continue; and

•	The Cherokee Commons property, a shopping center located in Cherokee County, Georgia, was sold in 2001.

In our attempts to position our remaining properties for sale, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we continue to operate in the disposition and liquidation phase, we will focus on locating suitable buyers and negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begins to significantly increase.

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

Revenues of the Partnership

Revenues of the Partnership were $300,873 and $299,354 for the three months ended September 30, 2004 and 2003, respectively, and $910,050 and $930,261 for the nine months ended September 30, 2004 and 2003, respectively. Revenues remained relatively stable for the three months ended September 30, 2004, as compared to 2003, as the decline in interest income resulting from a reduction in the interest rate earned on net sale proceeds was substantially offset through an increase in billings to tenants of Paces Pavilion for additional extra-hours HVAC reimbursements in 2004. Total revenues declined for the nine months ended September 30, 2004, as compared to 2003, as the magnitude of the decline in interest income for nine months ended September 30, 2004 was greater than the magnitude of the increase in reimbursement billings to tenants of Paces Pavilion for the same period.

Equity in Income (Loss) of Joint Venture

Equity in income (loss) of joint venture was $18,239 and $(10,846) for the three months ended September 30, 2004 and 2003, respectively, and $(9,723) and $165,285 for the nine months ended September 30, 2004 and 2003, respectively. The increase for the three months ended September 30, 2004, as compared to 2003, is primarily due to declines in (a) depreciation expense as a result of changing the useful life of all buildings owned through joint ventures from 25 to 40 years effective July 1, 2004, and (b) property tax expenses. Following the April 2003 sale of the retail portion of Heritage Place, Fund I-II Tucker has recorded property tax expenses for the remaining office portion of the property based on estimates. Fund I-II Tucker decreased current property tax expenses beginning in the third quarter of 2004 upon receiving the first property tax invoice for the unsold portion of the property on a stand-alone basis. Property tax reimbursement billings have not been adjusted, as operating cost reimbursements, including property taxes, are billable to the majority of the tenants of Heritage Place equal to amounts in excess of annual preset cap amounts per the respective leases. As of September 30, 2004, operating costs attributable to tenants in occupancy of the majority of space leased at Heritage Place are not projected to reach the respective preset caps on an annual basis.

The decrease in equity in income (loss) of Joint Venture for the nine months ended September 30, 2004, as compared to 2003, is primarily attributable to the gain recognized by Fund I-II Tucker Associates on the sale of the retail portion of Heritage Place in April 2003, and the reduction in income in 2004 as a result of this property sale.

Expenses of the Partnership

Our total expenses were $362,321 and $421,571 for the three months ended September 30, 2004 and 2003, respectively, and $1,586,248 and $1,324,362 for the nine months ended September 30, 2004 and 2003, respectively. The decrease for the three months ended September 30, 2004, as compared to 2003, is primarily attributable to a decline in depreciation expense due to changing the useful life of buildings owned directly by the Partnership from 25 to 40 years effective July 1, 2004, partially offset by an increase in association dues for Paces Pavilion as a result of receiving a reimbursement in the third quarter of 2003.

The increase in expenses for the nine months ended September 30, 2004, as compared to 2003, is primarily attributable to additional (i) legal costs related to defending the litigation discussed in Part II, Item 1 of this report, (ii) bad debt expense recognized for tenants of Paces Pavilion, (iii) administrative costs related to evaluating various re-leasing and exit strategies for the remainder of the Partnership’s portfolio, and (iv) increased partnership administration expenses associated with additional reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by Fund I-II Tucker Associates with rental revenues collected by the properties, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs, and other capital improvements. Any residual operating cash flows are distributed from Fund I-II Tucker Associates to the Partnership, and are considered available for distribution to the limited partners. Unless distributions of operating cash flow are being reserved, distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of Fund I-II Tucker Associates’ tenants to honor lease payments and our ability to assist Fund I-II Tucker Associates in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

Cash used in operating activities, including operating distributions received from Fund I-II Tucker Associates, was approximately $(351,000) for the nine months ended September 30, 2004, as compared to cash provided by operating activities of approximately $413,000 for the nine months ended September 30, 2003. Cash flows from operating activities decreased significantly from 2003 to 2004 primarily as a result of (a) foregone distributions received from joint venture due to the sale of the retail portion of Heritage Place in April 2003, and (b) funding additional partnership expenses as described in section (b) above. Cash flows provided by investing activities for

2004 are primarily attributable to the June 2004 sale of Peachtree Place for net proceeds of approximately $954,000, of which approximately $858,000 is attributable to the Partnership. Operating cash flows are generally used to pay operating distributions to limited partners; however, the Partnership reserved such distributions for the first nine months of 2004. The General Partners anticipate continuing to reserve such distributions in order to fund additional legal costs anticipated in connection with the litigation discussed in Part II, Item 1., and lease-up costs anticipated with increasing occupancy of Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $2,490,000, as of September 30, 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the sale of properties and operating cash flows generated from Fund I-II Tucker Associates. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned directly and through Fund I-II Tucker Associates. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Venture, which is dependent upon net operating income generated by the properties owned by the Partnership or the Joint Venture, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purposes, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or Joint Ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

Fund I-II Tucker Associates incurs capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with Fund I-II Tucker Associates to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of Fund I-II Tucker Associates will be funded by the Partnership and Fund I-II Tucker Associates’ other partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from Fund I-II Tucker Associates to the Partnership during the second month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of September 30, 2004, the Partnership has received, used, and held net proceeds from the sale of properties as presented below:

	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
Property Sold				Amount	Purpose
Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$0	—	$0	$633,695
Crowe’s Crossing (sold 2001)	6,486,652	100%	6,486,652	0	—	0	6,486,652
Cherokee Commons (sold 2001)	8,414,089	25.3%	2,126,109	0	—	0	2,126,109
Heritage Place retail portion (sold 2003)	3,207,708	51.9%	1,665,121	0	—	0	1,665,121
Peachtree Place (remainder sold 2004)	953,670	90.0%	857,826	0	—	0	857,826

Total			$11,769,403	$0		$0	$11,769,403

In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment or reserves allowed for Partnership debts and liabilities (including without limitation the deferred management fees owed to Wells Management in the amount of approximately $3,014,000 as of September 30, 2004), and after the establishment of reserves which our General Partners, in their sole discretion, deem reasonably necessary, as of September 30, 2004, there were net sale proceeds in the amount of approximately $8,755,000 available for distribution to limited partners, which sum is being held in a separate, interest-bearing bank account. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sale proceeds are to be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).” Due to pending litigation, however, we are not in a position to distribute net sale proceeds until final resolution of the litigation described in Part II, Item 1.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 3 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and Fund I-II Tucker Associates, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of its assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

In the third quarter of 2004, the Partnership completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, we extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in an increase to our net income of approximately $72,900, or $0.74 per unit, for Class A Units. This change had no effect on net income allocated to Class B Units. Fund I-II Tucker Associates also extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to equity in income (loss) of joint venture for the three and nine months ended September 30, 2004. We believe that the change reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice. In the event that we use inappropriate useful lives or methods for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

(g)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

On January 17, 2003, the Partnership was served with a putative class action by a limited partner holding Class B Units, on behalf of all limited partners holding Class B Units as of January 15, 2003, that seeks equitable relief with regard to the rights and obligations of all the Partnership’s limited partners and general partners under the partnership agreement. This litigation was filed in the Superior Court of Gwinnett County, Georgia (Roy Johnston v. Wells Real Estate Fund I, Civil Action No. 03-A00525-6) (the “Johnston Action”). The plaintiff in the Johnston Action generally alleges that the terms of the partnership agreement, as it relates to the allocation and distribution of net sale proceeds, are inconsistent with the original intent of the parties. The plaintiff alleges that the original intent was that limited partners holding Class B Units would have a priority in payment of cash distributions of net sale proceeds to bring them even with the amount of cash distributions previously made to limited partners holding Class A Units. The Johnston Action seeks, among other things, to have the Partnership’s partnership agreement equitably reformed consistent with the alleged original intent or, in the alternative, to have the investments made by limited partners holding Class B Units equitably rescinded, and requests an injunction prohibiting the General Partners of the Partnership from distributing net sale proceeds until the resolution of the action.

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

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
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