Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND I
filed 2005-03-30
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-14463

WELLS REAL ESTATE FUND I

(Exact name of registrant as specified in its charter)

Georgia	58-1565512
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by the Partnership or our joint venture.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs ;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our operating expenses, including increased expenses associated with litigation involving the Partnership and operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.    BUSINESS.

General

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle and, accordingly, will primarily focus resources on positioning its properties for sale and locating prospective acquirers of its properties.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management, and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership directly and through its interest in joint ventures. In the opinion of management of the Partnership, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, the Partnership may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website.

ITEM 2.    PROPERTIES.

During the periods presented, the Partnership owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2004	2003	2002	2001	2000
1. Paces Pavilion A medical office building located in Atlanta, Georgia in which the Partnership owns an approximate 27% condominium interest	90%	93%	93%	86%	33%
2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee	69%	61%	58%	70%	70%

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

			Occupancy % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2004		2003		2002	2001	2000
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW • (“Fund II-IIOW Associates”) (1)	1. Heritage Place(3) A retail and commercial office complex located in Tucker, Georgia	53	%(3)	51	%(3)	76%	83%	89%
Fund I,II,II-OW,VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates (1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Cherokee Commons(4) A retail shopping center located in Cherokee County, Georgia	—		—		—	—	98%
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(2)	3. Peachtree Place(5) A commercial office building located in suburban Atlanta, Georgia	—		85%		86%	81%	81%

(1)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	Wells & Associates, Inc. is affiliated with the Partnership through common management.

(3)	These occupancy percentages are applicable to the commercial office portion only; the retail portion of this property was sold in April 2003.

(4)	This property was sold in October 2001; Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

(5)	This property was sold in June 2004.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest directly, or through an affiliated joint venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration (1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2005	10	21,879	$285,062	$229,121	21.7%	16.0%
2006	11	26,806	461,448	420,703	26.8	26.0
2007	10	24,018	446,062	361,849	24.0	25.1
2008	3	8,275	139,014	106,770	8.3	7.8
2009	5	8,032	216,178	117,412	8.0	12.1
2010	1	5,265	113,584	58,962	5.3	6.4
2014	1	5,906	116,762	116,762	5.9	6.6

	41	100,181	$1,778,110	$1,411,579	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Paces Pavilion

On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Fulton County, Georgia, known as Paces Pavilion for a purchase price of approximately $3,443,000. Paces Pavilion is held in condominium ownership and contains approximately 30,800 rentable square feet.

All of the tenants at Paces Pavilion are in the business of providing various medical services. As of December 31, 2004, the following three tenants occupied 10% or more of the rentable space: Eye Consultants of Atlanta, Peachtree Park Pediatrics, LLP, and King, Sanderson & Heidecker. Eye Consultants of Atlanta occupies two suites comprising 11,757 rentable square feet (or approximately 38% of the premises) with annual base rent payable at $237,021 and a lease expiration date of December 31, 2006. Peachtree Park Pediatrics, LLP occupies 5,906 rentable square feet (or approximately 19% of the premises) with annual base rent payable at $116,762 and a lease expiration date of March 31, 2014. King, Sanderson & Heidecker occupies 3,752 rentable square feet (or approximately 12% of the premises) with annual base rent payable at $89,283 and a lease expiration date of December 31, 2007.

Black Oak Plaza

On December 31, 1986, the Partnership acquired a portion of a retail shopping center located in Metropolitan Knoxville, Knox County, Tennessee known as Black Oak Plaza which was initially developed in 1981. Black Oak Plaza contains a total of approximately 175,000 square feet and is currently occupied by multiple tenants, including Kmart department store (“Kmart”) and Kroger Food/Drug (“Kroger”). The Partnership does not own the portion of the shopping center occupied by Kmart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 69,000 rentable square feet. As of December 31, 2004, Black Oak Plaza was leased to multiple tenants with no single tenant occupying more than 10% of the premises.

Wells-Baker Associates, Inc.

On April 1, 1985, Wells-Baker Associates was formed for the purpose of investing in commercial real estate properties. As of December 31, 2004, the Partnership and Wells & Associates, Inc. held equity interests of approximately 90% and 10%, respectively, in Wells-Baker Associates based on their respective cumulative capital contributions.

Peachtree Place

Wells-Baker Associates, Inc. acquired two commercial office buildings located on Holcomb Bridge Road in Norcross, Gwinnett County, Georgia known as Peachtree Place. The land on which Peachtree Place was developed was originally acquired by Wells & Associates, Inc. for a purchase price of approximately $190,000. Upon the formation of Wells-Baker Associates, Wells & Associates, Inc. contributed the land and the Partnership contributed cash to Wells-Baker Associates, Inc. as their respective initial capital contributions.

On August 31, 2000, Wells-Baker Associates sold one of its commercial office buildings, 3875 Peachtree Place, to an unrelated third party for a gross selling price of approximately $773,000. As a result of this sale, the Partnership was allocated a gain of approximately $241,000 and received net sale proceeds of approximately $634,000. On June 18, 2004, Wells-Baker Associates sold the second commercial office building, 3867 Peachtree Place, to an unrelated third party for a gross selling price of $1,030,000. As a result of this sale, the Partnership was allocated a gain of approximately $314,000 and received net sale proceeds of approximately $858,000.

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. As of December 31, 2004, the Partnership and Fund II-IIOW Associates held equity interests of approximately 52% and 48%, respectively, in the following property based on their respective cumulative capital contributions to Fund I-II Tucker Associates.

Heritage Place

Fund I-II Tucker Associates developed and constructed Heritage Place, a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,212 square feet and located in Tucker, DeKalb County, Georgia.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $152,058 and received net sales proceeds of approximately $1,665,000.

The principal businesses of the tenants at Heritage Place include primarily commercial office services. As of December 31, 2004, no individual tenant occupied ten percent or more of the total rentable square footage of the property.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons to an unrelated third party for a gross selling price of $8,660,000. As a result of this sale, the Partnership was allocated a gain of approximately $436,000 and received net sale proceeds of approximately $2,126,000. Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

ITEM 3.    LEGAL PROCEEDINGS.

Johnston Action

On January 17, 2003, the Partnership was served with a putative class action (Roy Johnston v. Wells Real Estate Fund I, Superior Court of Gwinnett County, Georgia, Civil Action No. 03-A00525-6, the “Johnston Action”) by a limited partner holding Class B Units on behalf of all limited partners holding Class B Units as of January 15, 2003. The plaintiff alleged that the terms of the partnership agreement were inconsistent with the original intent of the parties thereto such that the alleged original intent would have provided the limited partners holding Class B Units with a priority in the allocation and payment of net property sale proceeds. On May 7, 2004, the Court granted summary judgment in favor of the Partnership on grounds of statutes of limitation and laches. By an order entered on December 14, 2004, the court granted the plaintiff’s motion to withdraw the notice of appeal, which had previously been filed by the plaintiff. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of the Partnership, WIS, and the Partnership negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 – September 5, 1986) of the B units to investors of the Partnership by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of the Partnership and the Partnership negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in the Partnership, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of the Partnership and the Partnership breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6 , the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the Plaintiffs seek no money from or relief at the expense of the Partnership. As of December 31, 2004, Wells Capital had advanced approximately $32,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement may require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action upon the conclusion of this litigation.

On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The court has not yet ruled on those motions.

At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2004, the Partnership had 98,716 outstanding Class A Units held by a total of 3,285 limited partners and 42,568 outstanding Class B Units held by a total of 930 limited partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 9% distribution preference over Class B Unit holders as to distributions from Cash Available for Distribution but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Net Cash from Operations

As more fully described in the partnership agreement, net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to the Class A limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Third, to the General Partners until they have received 10% of total distributions for such year.

•	Fourth, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

Cash distributions made to limited partners holding Class A Units during 2003 and 2004 are summarized below:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2003	$246,790	$0.29	$2.21	$0.00	$0.00
June 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2003	$0	$0.00	$0.00	$0.00	$0.00
March 31, 2004	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2004	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2004	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2004	$0	$0.00	$0.00	$0.00	$0.00

The Partnership has reserved distributions to limited partners for each quarter of 2004 in order to fund additional legal costs anticipated in connection with the litigation discussed in Part II, Item 1, and lease-up costs anticipated with increasing occupancy of Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

	2004(1)	2003(2)	2002	2001	2000
Total assets	$19,967,961	$20,439,772	$21,285,215	$22,287,510	$21,732,650
Equity in income of Joint Ventures	(17,098)	139,039	102,801	671,097	244,264
Total revenues	1,255,258	1,195,130	1,205,475	2,341,663	1,932,567
Net income (loss)	(410,610)	(508,763)	(410,907)	1,734,777	208,078

Net income (loss) allocated to partners:
Class A Limited Partners	(410,610)	(508,763)	(211,995)	1,649,997	93,946
Class B Limited Partners	0	0	(198,912)	84,780	114,132

Cash Distributions per weighted-average Class A Limited Partner Unit:
Investment Income	$0.00	$0.29	$0.41	$6.41	$2.44
Return of Capital	$0.00	$2.21	$9.59	$3.75	$11.71

Cash Distributions per weighted-average Class B Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of Capital	$0.00	$0.00	$0.00	$0.00	$0.00

(1)	The comparability of the periods presented above is affected by the sale of Peachtree Place in 2004 (See Item 2).

(2)	The comparability of the periods presented above is affected by the sale of the retail portion of Heritage Place in 2003 (See Item 2).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying consolidated financial statements and notes thereto.

(a)    Overview

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. We have now sold three assets and a portion of another. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

The closing of the sale of the remaining building at Peachtree Place on June 18, 2004, was a highlight for the Partnership, which held an approximate 90% interest in the asset.

The General Partners are currently reserving operating cash flows in order to fund any additional legal costs, which may be required in connection with the litigation discussed herein and lease-up costs anticipated with increasing occupancy at Black Oak Plaza and the remaining office portion of Heritage Place. The General Partners anticipate making the first distribution of net sale proceeds after the payment of all Partnership debts and liabilities and any reserves deemed necessary in 2005.

Property Summary

Information related to the properties owned, or previously owned, by the Partnership or its joint ventures is provided below:

•	Paces Pavilion is approximately 90% leased.

•	Black Oak Plaza is approximately 70% leased, and efforts to lease the vacant space at this property continue.

•	Crowe’s Crossing was sold in 2001.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003. The remaining office component of Heritage Place is approximately 53% leased, and efforts to lease the vacant space at this property continue.

•	Cherokee Commons was sold in 2001.

•	Peachtree Place originally included two buildings. One building was sold in 2000 and the second building was sold in June 2004.

In our attempts to position our remaining properties for sale, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we continue to operate in the disposition-and-liquidation phase, we will focus on locating suitable buyers and negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyers.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The U.S. retail real estate market continues to be fuelled by robust consumer spending. Tenant demand is strong for retail space. As a result, vacancy rates are low and rents have increased modestly. Rising job growth may further support consumer spending. However, this may be offset by rising interest rates, which could dampen consumer spending and tame investor demands for retail assets. The condition of the overall retail market may not be reflective of local market conditions; market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)    Results of Operations

Revenues of the Partnership

Gross revenues of the Partnership were $1,255,258, $1,195,130, and $1,205,475 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase, as compared to 2003, is primarily a result of additional rental income, due to the increase in occupancy of Black Oak Plaza, and additional tenant reimbursements, due to additional extra-hours HVAC reimbursements billed to tenants of Paces Pavilion. The 2004 increase is partially offset by a decline in interest income related to a reduction in the interest rate earned on the net proceeds from the sale of properties held by the Partnership. Gross revenues for 2003 remained relatively stable, as compared to 2002.

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(17,098), $139,039, and $102,801 for 2004, 2003, and 2002, respectively. The 2004 decrease, as compared to 2003, is primarily attributable to the gain recognized by Fund I-II Tucker Associates on the sale of the retail portion of Heritage Place in April 2003 and the corresponding decline in 2004 operating income as a result of this sale. The 2003 increase, as compared to 2002, is primarily attributable to the aforementioned gain recognized in 2003, partially offset by a reduction in interest income earned by Fund I-II-IIOW-VI-VII Associates on the net proceeds from the sale of Cherokee Commons in 2003, as such proceeds were distributed to Fund I-II-IIOW-VI-VII Associates’ joint venture partners in the fourth quarter of 2002.

Expenses of the Partnership

Expenses of the Partnership were $1,963,883, $1,823,661, and $1,746,213 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase, as compared to 2003, is primarily due to increases in operating costs related to the increases in occupancy of the properties described in the preceding paragraph; legal and accounting costs related to the litigation discussed in Part I, Item 3, of this report; and partnership administration costs related to additional reporting and regulatory requirements, partially offset by a decline in depreciation expense due to changing the useful life of buildings from 25 to 40 years effective July 1, 2004.

(c)    Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Partnership, directly and through the Joint Ventures, with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs, other capital improvements, and portfolio expenses. Any residual operating cash flows are considered available for distribution to the limited partners. Unless distributions of operating cash flows are reserved, distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensure that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

Cash used in operating activities, including operating distributions received from Fund I-II Tucker Associates, was approximately $(300,000) for the year ended December 31, 2004, as compared to cash provided by operating activities of approximately $296,000 and $542,000 for the years ended December 31, 2003 and 2002, respectively. Cash flows from operating activities decreased in 2004, as compared to 2003, primarily due to declines in operating cash flows generated by the retail portion of Heritage Place (sold April 2003) and Peachtree Place (sold June 2004), and funding additional partnership expenses as further described in section (b) above.

Cash flows provided by investing activities for 2004 are primarily attributable to the June 2004 sale of Peachtree Place for net proceeds of approximately $954,000, of which approximately $858,000 is attributable to the Partnership. Operating cash inflows are generally used to pay operating distributions to limited partners; however, the Partnership reserved such distributions for the first nine months of 2004. The General Partners anticipate continuing to reserve such distributions in order to fund additional legal costs anticipated in connection with the litigation discussed in Part II, Item 1, and lease-up costs anticipated with increasing occupancy of Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $2,501,000, as of December 31, 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the sale of properties and operating cash flows generated from Black Oak Plaza, Paces Pavilion, and Heritage Place. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned directly and through Fund I-II Tucker Associates.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or Joint Ventures. Historically, our investment strategy has generally involved acquiring properties, or interest therein, that are pre-leased to creditworthy tenants on an all-cash basis.

We fund capital expenditures primarily related to tenant improvements for the purpose of readying properties for re-leasing, and building improvements for the purpose of maintaining the quality of our properties and readying properties for sale. As leases expire, we attempt to re-lease space to existing tenants or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures required for Heritage Place and not provided for with operating cash flows will be funded by the Partnership and Fund I-II Tucker Associates’ other partners proportional to their respective ownership interests.

Operating cash flows, if available, are generally distributed from Fund I-II Tucker Associates to the Partnership during the second month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of December 31, 2004, the Partnership has received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
				Amount	Purpose
Crowe’s Crossing (sold 2001)	$6,486,652	100%	$6,486,652	$0	—	$0	$6,486,652
Heritage Place retail portion (sold 2003)	3,207,708	51.9%	1,665,121	0	—	0	1,665,121
Cherokee Commons (sold 2001)	8,414,089	25.3%	2,126,109	0	—	0	2,126,109
Peachtree Place (partial sale in 2000)	704,496	90.0%	633,695	$0	—	$0	633,695
Peachtree Place (remainder sold 2004)	953,670	90.0%	857,826	0	—	0	857,826

Total			$11,769,403	$0		$0	$11,769,403

In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment or reserves allowed for Partnership debts and liabilities (including without limitation the deferred management fees owed to Wells Management in the amount of approximately $3,033,000 as of December 31, 2004), and after the establishment of reserves which our General Partners, in their sole discretion, deem reasonably necessary, as of December 31, 2004, there were net sale proceeds in the amount of approximately $8,736,000 available for distribution to limited partners, which sum is being held in a separate, interest-bearing bank account. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sale proceeds are to be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).” Due to pending litigation, however, we are not in a position to distribute net sale proceeds until final resolution of the litigation described in Part II, Item 1.

(d)    Related-Party Transactions

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Through December 31, 2004, Wells Management had elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interests in joint ventures. As of December 31, 2004 and 2003, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773 and $2,981,611, respectively, of which $2,254,037 and $2,223,843, respectively, are recorded as due to affiliates, and $778,736 and $757,768, respectively, are due from Fund I-II Tucker Associates and are included in investment in joint venture in the accompanying consolidated balance sheets.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

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

In the third quarter of 2004, the Partnership completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Partnership changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets owned directly or through Fund I-II Tucker Associates. This change resulted in an increase to net income of approximately $93,000, or $0.94 per unit, for

Class A Units, and a decrease to loss of approximately $79,000, $1.86 per unit, for Class B Units for the year ended December 31, 2004. Of these amounts, approximately $14,000, or $0.14 per unit, for Class A Units, and $12,000, or $0.28 per unit, for Class B Units is included in equity in income (loss) of joint ventures. The Partnership believes that the change reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. In the event that we utilize inappropriate useful lives or methods of depreciation, our income would be misstated. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

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

(g)    Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Venture to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with the sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

(g)    Subsequent Events

In a letter to the limited partners dated March 8, 2005, the General Partners announced their intention to distribute net proceeds from the sale of properties of approximately $6,000,000 in the third quarter of 2005 to the limited partners of record as of June 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2005. Pursuant to the terms of the partnership agreement, of the approximately $11.8 million of net proceeds from the sale of properties held by the Partnership as of December 31, 2004, the General Partners intend to utilize approximately $3,033,000 to pay deferred management and leasing fees due to Wells Management, to distribute approximately $6,000,000 to the limited partners as aforementioned, and to retain the residual balance of approximately $2,767,000 in reserve to fund future operating costs of the Partnership.

On March 10, 2005, the Partnership paid the $3,033,000 of deferred management and leasing fees owed to Wells Management.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital, our corporate General Partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate General Partner, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of our corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, as the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our General Partner. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner owns beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2005.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	519 Units (a)	Less than 1%

(a)	Leo F. Wells, III owns 146 Class A Units and 222 Class B Units through an Individual Retirement Account and 151 Class B Units through Wells Capital, Inc.

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following are compensation and fees we pay to the General Partners and their affiliates in connection with our operations:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a partnership management fee. The General Partners have not received any distributions of cash flow or net sale proceeds from the Partnership during 2004.

Management and Leasing Fees

Wells Management, an affiliate of our General Partners, is entitled to compensation for asset management and the management and leasing of our properties, owned directly or through joint ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Through December 31, 2004, Wells Management had elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interests in joint ventures. Accordingly, as of December 31, 2004 and 2003, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773 and $2,981,611, respectively, of which $2,254,037 and $2,223,843, respectively, are recorded as due to affiliates, and $778,736 and $757,768, respectively, are due from Fund I-II Tucker Associates and, accordingly, are included in investment in joint venture in the accompanying consolidated balance sheets.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Partnership reimbursed $138,633, $71,947, and $71,264, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $17,544 and $0 are included in due to affiliates in the accompanying consolidated balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2004, no real estate commissions were paid to the General Partners or their affiliates.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual consolidated financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003, are set forth in the table below.

	2004	2003
Audit Fees(1)	$28,013	$22,134
Audit-Related Fees	0	1,070
Tax Fees	4,127	3,109
All Other Fees	0	0

Total	$32,140	$26,313

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The financial statements are contained on pages F-2 through F-32 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Schedule III – Real Estate Assets and Accumulated Depreciation

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I
(Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 30, 2005		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 30, 2005		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund I

We have audited the accompanying consolidated balance sheets of Wells Real Estate Fund I and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Fund I and subsidiary at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$1,238,819	$1,440,608
Building and improvements, less accumulated depreciation of $6,753,824 and $7,054,414 as of December 31, 2004 and 2003, respectively	3,825,833	4,561,192

Total real estate assets	5,064,652	6,001,800

Investment in joint venture (Note 5)	2,210,305	2,263,584
Cash and cash equivalents	12,304,254	11,792,983
Accounts receivable, net	122,833	102,518
Due from joint venture	0	17,616
Prepaid expenses and other assets	153,496	121,111
Deferred leasing costs, net	112,421	140,160

Total assets	$19,967,961	$20,439,772

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$211,052	$303,958
Deferred rental income	12,168	0
Due to affiliates	2,277,941	2,223,843
Minority interest	216	34,777

Total liabilities	2,501,377	2,562,578

Commitments and contingencies (Note 11)

Partners’ capital:
Limited partners:
Class A – 98,716 units issued and outstanding	17,466,584	17,877,194
Class B – 42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	17,466,584	17,877,194

Total liabilities and partners’ capital	$19,967,961	$20,439,772

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
REVENUES:
Rental income	$1,041,344	$960,609	$959,175
Tenant reimbursements	129,251	105,616	103,649
Interest and other income	84,663	128,905	142,651

Total revenues	1,255,258	1,195,130	1,205,475
EXPENSES:
Legal and accounting	758,700	665,575	477,542
Operating costs – rental properties	499,808	370,058	395,103
Depreciation	406,095	539,701	545,169
Partnership administration – related party	193,977	139,518	194,375
Management and leasing fees – related party	101,539	97,288	122,994
Other general and administrative	3,764	11,521	11,030

Total expenses	1,963,883	1,823,661	1,746,213

LOSS FROM REAL ESTATE OPERATIONS	(708,625)	(628,531)	(540,738)
EQUITY IN INCOME (LOSS) OF JOINT VENTURES (Note 5)	(17,098)	139,039	102,801

LOSS FROM CONTINUING OPERATIONS	(725,723)	(489,492)	(437,937)
DISCONTINUED OPERATIONS (Note 4):
Operating income (loss)	959	(21,424)	30,050
Gain on sale of real estate assets	349,361	0	0
Minority interest income (expense)	(35,207)	2,153	(3,020)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	315,113	(19,271)	27,030

NET LOSS	$(410,610)	$(508,763)	$(410,907)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Loss from continuing operations	$(592,728)	$(489,492)	$(202,340)
Income (loss) from discontinued operations	182,118	(19,271)	(9,655)

Net loss allocated to Class A limited partners	$(410,610)	$(508,763)	$(211,995)

Loss from continuing operations	$(132,995)	$0	$(189,853)
Income (loss) from discontinued operations	132,995	0	(9,059)

Net loss allocated to Class B limited partners	$0	$0	$(198,912)

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A Units
Loss from continuing operations	$(6.00)	$(4.95)	$(2.05)
Income (loss) from discontinued operations	1.84	(0.20)	(0.10)

Net loss per Class A limited partner unit	$(4.16)	$(5.15)	$(2.15)

Class B Units
Loss from continuing operations	$(3.12)	$0.00	$(4.46)
Income (loss) from discontinued operations	3.12	0.00	(0.21)

Net loss per Class B limited partner unit	$0.00	$0.00	$(4.67)

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2001	98,716	$19,831,902	42,568	$198,912	$0	$20,030,814

Net loss	0	(211,995)	0	(198,912)	0	(410,907)
Distributions of operating cash flow ($10.00 per Class A Unit)	0	(987,160)	0	0	0	(987,160)

BALANCE, December 31, 2002	98,716	18,632,747	42,568	0	0	18,632,747

Net loss	0	(508,763)	0	0	0	(508,763)
Distributions of operating cash flow ($2.50 per Class A Unit)	0	(246,790)	0	0	0	(246,790)

BALANCE, December 31, 2003	98,716	17,877,194	42,568	0	$0	17,877,194

Net loss	0	(410,610)	0	0	0	(410,610)

BALANCE, December 31, 2004	98,716	$17,466,584	42,568	$0	$0	$17,466,584

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(410,610)	$(508,763)	$(410,907)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate assets	(349,361)	0	0
Depreciation	416,982	584,906	597,634
Amortization of deferred leasing costs	31,471	37,446	54,486
Equity in (income) loss of joint ventures	17,098	(139,039)	(102,801)
Minority interest (income) expense	35,207	(2,153)	3,020
Operating distributions received from joint ventures	41,545	193,873	110,188
Changes in assets and liabilities:
Accounts receivable, net	(42,765)	(20,693)	63,289
Prepaid expenses and other assets	(32,385)	1,214	7,870
Deferred lease acquisition costs	(7,601)	(18,311)	(16,223)
Accounts payable, accrued expenses and refundable security deposits	(92,906)	109,044	30,163
Deferred rental income	12,168	0	0
Due to affiliate	80,955	58,020	205,012

Total adjustments	110,408	804,307	952,638

Net cash (used in) provided by operating activities	(300,202)	295,544	541,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Net property sale proceeds	953,670	0	0
Net property sale proceeds received from joint venture	27,824	1,665,121	2,126,109
Investment in real estate assets	(57,824)	(70,907)	(21,027)
Investment in joint venture	(15,572)	0	0

Net cash provided by (used in) investing activities	908,098	1,594,214	2,105,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners from accumulated earnings	0	(29,075)	(250,488)
Distributions paid to limited partners in excess of accumulated earnings	0	(464,517)	(570,445)
Distributions to minority interest partner	(96,625)	(7,999)	(8,650)

Net cash used in financing activities	(96,625)	(501,591)	(829,583)

NET INCREASE IN CASH AND CASH EQUIVALENTS	511,271	1,388,167	1,817,230
CASH AND CASH EQUIVALENTS, beginning of year	11,792,983	10,404,816	8,587,586

CASH AND CASH EQUIVALENTS, end of year	$12,304,254	$11,792,983	$10,404,816

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred management and leasing fees due to affiliate assumed by minority interest partner	$26,857	$0	$0

Due from joint venture	$0	$17,616	$100,667

Partnership distributions payable	$0	$0	$417,928

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

Wells Real Estate Fund I (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On September 6, 1984, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 5,000 units on February 15, 1985. The offering was terminated on September 5, 1986, at which time the Partnership had sold approximately 98,716 Class A Units and 42,568 Class B Units representing capital contributions of $35,321,000.

During the periods presented, the Partnership owned direct interests in the following properties:

1. Paces Pavilion

A medical office building located in Atlanta, Georgia in which the Partnership owns a condominium interest of approximately 27% in the property.

2. Black Oak Plaza

A retail shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership also owned interests in the following properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(1)	1. Peachtree Place(3) A commercial office building located in suburban Atlanta, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW(2) (“Fund II-IIOW Associates)	2. Heritage Place(4) A commercial office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is an affiliate of the General Partners of the Partnership through common ownership and management.

(2)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(3)	On June 18, 2004, Wells-Baker Associates sold Peachtree Place to an unrelated third party for a gross selling price of $1,030,000. As a result of this sale, the Partnership recognized a gain of approximately $349,000 and received net sale proceeds of approximately $858,000.

(4)	The retail portion of this property (approximately 30% of the total square feet) was sold on April 7, 2003.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and Wells-Baker Associates. The Partnership’s interest in Wells-Baker Associates was approximately 90% as of December 31, 2004 and 2003. All significant intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Partnership’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro rata share of operating costs incurred. All of the Partnership’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rental income in the accompanying consolidated balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.

The Partnership records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Partnership’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

In the third quarter of 2004, the Partnership completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Partnership changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets owned directly or through a joint venture.

This change resulted in an increase to net income of approximately $93,000, or $0.94 per unit, for Class A Units, and a decrease to loss of approximately $79,000, or $1.86 per unit, for Class B Units for the year ended December 31, 2004. Of these amounts, approximately $14,000, or $0.14 per unit, for Class A Units, and $12,000, or $0.28 per unit, for Class B Units is included in equity in income (loss) of joint ventures. The Partnership believes that the change more appropriately reflects the estimated useful lives of the respective building assets and is consistent with prevailing industry practice.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

Investment in Joint Ventures

The Partnership does not have control over the operations of Fund I-II Tucker Associates; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect Fund I-II Tucker Associates or its real property investment. Accordingly, the Partnership’s investment in Fund I-II Tucker Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of Fund I-II Tucker Associates’ joint venture agreement, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable are comprised of tenant receivables and deferred rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $5,793 and $43,492 are included in accounts receivable, net, as of December 31, 2004 and 2003, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of refundable security deposits, deferred tenant improvement charges, and prepaid condominium association dues. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable, accrued expenses, and refundable security deposits in the accompanying consolidated balance sheets. Pursuant to the respective leases, the Partnership may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $97,603 and $75,880 as of December 31, 2004 and 2003, respectively.

Minority Interest

Minority interest represents the interest of Wells & Associates, Inc. in Wells-Baker Associates. As of December 31, 2004 and 2003, Wells & Associates, Inc.’s interest in Wells-Baker Associates was approximately 10%.

Distribution of Net Cash from Operations

As more fully described in the partnership agreement, net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

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

Allocation of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the partners.

As more fully described in the partnership agreement, net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the Class B limited partners and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

As more fully described in the partnership agreement, gain on the sale or exchange of the Partnership’s properties is generally allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners, in proportion to and to the extent of, the amount by which (i) the excess of each limited partner’s capital contribution over all prior distributions to such limited partner under certain partnership agreement provisions, plus an amount equal to such limited partner’s cumulative distribution, less the sum of all prior distributions of cash available for distribution previously made to such limited partner, exceeds (ii) such limited partner’s adjusted capital account balance as of the sale date; (c) then to the General Partners, in proportion to and to the extent of, the amount by which (i) the excess of each of the General Partner’s adjusted capital contribution over all prior distributions to such General Partner under certain partnership agreement provisions, exceeds (ii) such General Partner’s adjusted capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the General Partners.

Distribution of Net Sale Proceeds

As more fully described in the Partnership Agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary at the sole discretion of the General Partners, and net proceeds from the sale of properties are distributed to partners in accordance with their respective positive capital account balances after the allocation of any gain on sale.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying consolidated financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    RELATED-PARTY TRANSACTIONS

(a)    Due from Joint Ventures

As of December 31, 2004 and 2003, due from joint ventures represents the Partnership’s share of cash to be distributed from Fund I-II Tucker Associates with respect to the fourth quarters of 2004 and 2003, respectively.

(b)    Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for asset management and the management and leasing of the Partnership’s properties, owned directly or through joint ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Through December 31, 2004, Wells Management had elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004 and 2003, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773 and $2,981,611, respectively, of which $2,254,037 and $2,223,843, respectively, are recorded as due to affiliates, and $778,736 and $757,768, respectively, are due from Fund I-II Tucker Associates and, accordingly, are included in investment in joint venture in the accompanying consolidated balance sheets.

(c)    Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Partnership reimbursed $138,633, $71,947, and $71,264, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $17,544 and $0 are included in due to affiliates in the accompanying consolidated balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis.

(d)    Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.    DISCONTINUED OPERATIONS

The Partnership sold the Peachtree Place property on June 18, 2004. The results of operations of Peachtree Place, which are included as discontinued operations in the accompanying consolidated statements of operations, are presented below:

	2004	2003	2002
Total property revenues	$95,737	$136,178	$200,761

Operating costs	79,124	102,237	102,688
Depreciation	10,888	42,430	52,465
Management and leasing fees	4,766	12,935	15,558

Total expenses	94,778	157,602	170,711

Operating income (loss)	959	(21,424)	30,050
Gain on sale of real estate assets	349,361	0	0
Minority interest income (expense)	(35,207)	2,153	(3,020)

Income (loss) from discontinued operations	$315,113	$(19,271)	$27,030

5.    INVESTMENT IN JOINT VENTURE

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. Fund I-II Tucker Associates developed and constructed a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet and located in Tucker, DeKalb County, Georgia. On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $152,058 and received net sales proceeds of approximately $1,665,000.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons to an unrelated third party for a gross selling price of $8,660,000. As a result of this sale, the Partnership was allocated a gain of approximately $436,000 and received net sale proceeds of approximately $2,126,000. Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

The Partnership’s investment and approximate ownership percentage in Fund I-II Tucker Associates as of December 31, 2004 and 2003 are provided below:

2004		2003
Amount	Percent	Amount	Percent
$2,210,305	52%	$2,263,584	52%

Roll-forwards of the Partnership’s investment in the Fund I-II Tucker Associates for the years ended December 31, 2004 and 2003 are provided below:

	2004	2003
Investment in joint venture, beginning of year	$2,263,584	$3,900,488
Equity in income (loss) of joint venture	(17,098)	139,039
Investment in joint venture	15,572	0
Distributions from joint venture	(51,753)	(1,775,943)

Investment in joint venture, end of year	$2,210,305	$2,263,584

Condensed financial information for the unconsolidated joint ventures in which the Partnership held an interest as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002, is provided below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Fund I-II Tucker Associates	$5,150,010	$5,257,472	$892,054	$873,702	$4,257,956	$4,383,770

	Total Revenues			Income (Loss) From Continuing Operations			Income From Discontinued Operations				Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003		2002	2004	2003	2002
Fund I-II Tucker Associates	$716,179	$730,036	$897,223	$(32,940)	$(108,029)	$4,546	$0	$375,875	(1)	$176,145	$(32,940)	$267,846	$180,691
Fund I-II-IIOW-VI-VII Associates	0	0	141,151	0	0	122,682	0	0		0	0	0	122,682

	$711,256	$730,036	$1,038,374	$(32,940)	$(108,029)	$127,228	$0	$375,875		$176,145	$(32,940)	$267,846	$303,373

(1)	Includes a gain of $292,927 recognized on the sale of the retail portion of Heritage Place, of which $152,058 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (see Note 1).

6.    RENTAL INCOME

The future minimum rental income due from the Partnership’s direct investments in real estate assets under non-cancelable operating leases at December 31, 2004 is presented below:

Year ending December 31:
2005	$891,316
2006	824,591
2007	408,732
2008	217,731
2009	158,293
Thereafter	577,608

$3,078,271

Two tenants contributed 18% and 11% of rental income for the year ended December 31, 2004. In addition, two tenants will contribute approximately 39% and 13% of future minimum rental income.

7.    PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations due to, among other things, the timing of when the individual limited partners were admitted into the Partnership.

8.    INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s consolidated financial statement net income (loss) to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Consolidated financial statement net income (loss)	$(410,610)	$(508,763)	$(410,907)
Decrease in net loss resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	183,563 (1)	383,279	477,259
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(530,815)	(531,408)	(659,428)
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(1,752)	(229,963)	0
Rental income recognized for income tax purposes in excess of amounts for financial reporting purposes	(35,656)	26,204	6,744
Meals and entertainment	0	0	323
Bad debt expense for financial reporting purposes in excess of amount for income tax purposes	(45,624)	0	0
Other	(14,564)	(28,816)	57,866

Income tax basis net income	$(855,458)	$(889,467)	$(528,143)

(1)	Effective July 1, 2004, the Parthership extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying consolidated financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Consolidated financial statement partners’ capital	$17,466,584	$17,877,194	$18,632,747
Increase (decrease) in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	5,064,610	4,881,047	4,497,768
Joint Venture change in ownership	14,293	14,293	14,293
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(74,662)	(39,006)	(65,210)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	837,745	1,368,560	1,899,968
Accumulated expenses capitalized for income tax purposes and expensed for financial reporting purposes, net of accumulated amortization	(2,086)	(2,086)	(2,086)
Partnership distributions payable	0	164,908	417,927
Other, net (includes meals & entertainment)	(30,364)	(15,800)	13,016
Bad debt expense for financial reporting purposes in excess of amount for income tax purposes	(45,624)	0	0
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(1,741,619)	(1,739,867)	(1,509,904)

Income tax basis partners’ capital	$21,488,877	$22,509,243	$23,898,519

9.    QUARTERLY RESULTS (UNAUDITED)

Summaries of the Partnership’s unaudited quarterly financial information for the years ended December 31, 2004 and 2003 are presented below:

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$298,592	$310,586	$300,873	$345,207
Expenses	(630,445)	(593,482)	(362,321)	(377,635)

Net loss from real estate operations	$(331,853)	$(282,896)	$(61,448)	$(32,428)

Equity in income (loss) of joint venture	$(14,805)	$(13,158)	$18,239	$(7,374)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Loss from continuing operations	$(346,658)	$(256,030)	$48,639	$(38,679)
Income (loss) from discontinued operations	2,190	196,827	(22,875)	5,976

Net loss allocated to Class A limited partners	$(344,468)	$(59,203)	$25,764	$(32,703)

Loss from continuing operations	$0	$(40,024)	$(92,971)	$0
Income (loss) from discontinued operations	0	132,995	0	0

Net loss allocated to Class B limited partners	$0	$92,971	$(92,971)	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Loss from continuing operations	$(3.51)	$(2.59)	$0.49	$(0.39)
Income (loss) from discontinued operations	0.02	1.99	(0.23)	0.06

Net loss per Class A limited partner unit	$(3.49)	$(0.60)	$0.26	$(0.33)

Loss from continuing operations	$0.00	$(0.94)	$(2.18)	$0.00
Income (loss) from discontinued operations	0.00	3.12	0.00	0.00

Net loss per Class B limited partner unit	$0.00	$2.18	$(2.18)	$0.00

OPERATING DISTRIBUTIONS PER LIMITED PARTNER UNIT:
Class A	$0.00	$0.00	$0.00	$0.00
Class B	$0.00	$0.00	$0.00	$0.00

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$329,617	$301,289	$300,125	$296,651
Expenses	(347,638)	(555,151)	(422,342)	(531,080)

Net loss from real estate operations	$(18,021)	$(253,862)	$(122,217)	$(234,429)

Equity in income (loss) of joint venture	$47,940	$128,190	$(10,846)	$(26,245)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Income (loss) from continuing operations	$29,919	$(125,672)	$(133,063)	$(260,675)
Loss from discontinued operations	(844)	(5,614)	(10,674)	(2,140)

Net income (loss) allocated to Class A limited partners	$29,075	$(131,286)	$(143,737)	$(262,815)

Loss from continuing operations	$0	$0	$0	$0
Loss from discontinued operations	0	0	0	0

Net loss allocated to Class B limited partners	$0	$0	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Income (loss) from continuing operations(a)	$0.30	$(1.27)	$(1.35)	$(2.64)
Loss from discontinued operations	(0.01)	(0.06)	(0.11)	(0.02)

Net loss per Class A limited partner unit(a)	$0.29	$(1.33)	$(1.46)	$(2.66)

Loss from continuing operations	$0.00	$0.00	$0.00	$0.00
Loss from discontinued operations	0.00	0.00	0.00	0.00

Net loss per Class B limited partner unit	$0.00	$0.00	$0.00	$0.00

OPERATING DISTRIBUTIONS PER LIMITED PARTNER UNIT:
Class A	$2.50	$0.00	$0.00	$0.00
Class B	$0.00	$0.00	$0.00	$0.00

(a)	The sum of the four quarterly amounts do not equal the respective annual total presented in the accompanying financial statements due to rounding.

10.    AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

11.    COMMITMENTS AND CONTINGENCIES

Johnston Action

On January 17, 2003, the Partnership was served with a putative class action (the “Johnston Action”) by a limited partner holding Class B Units on behalf of all limited partners holding Class B Units as of January 15, 2003. The plaintiff alleged that the terms of the partnership agreement were inconsistent with the original intent of the parties thereto such that the alleged original intent would have provided the limited partners holding Class B Units with a priority in the allocation and payment of net property sale proceeds. On May 7, 2004, the Court granted summary judgment in favor of the Partnership on grounds of statutes of limitation and laches. By an order entered on December 14, 2004, the court granted the plaintiff’s motion to withdraw the notice of appeal, which had previously been filed by the plaintiff. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of the Partnership, WIS, and the Partnership negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 – September 5, 1986) of the B units to investors of the Partnership by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of the Partnership and the Partnership negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in the Partnership, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of the Partnership and the Partnership breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things; (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the Plaintiffs seek no money from or relief at the expense of the Partnership. The indemnity provisions of the partnership agreement may apply to the Hendry Action claims against the General Partners. As of December 31, 2004, Wells Capital had advanced approximately $32,000 in legal fees, costs, and expenses relating to defending against the Hendry Action.

On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The court has not yet ruled on those motions.

At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

12.    SUBSEQUENT EVENTS

In a letter to the limited partners dated March 8, 2005, the General Partners announced their intention to distribute net proceeds from the sale of properties of approximately $6,000,000 in the third quarter of 2005 to the limited partners of record as of June 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2005. Pursuant to the terms of the partnership agreement, of the approximately $11,800,000 of net proceeds from the sale of properties held by the Partnership as of December 31, 2004, the General Partners intend to utilize approximately $3,033,000 to pay deferred management and leasing fees due to Wells Management, to distribute approximately $6,000,000 to the limited partners as aforementioned, and to retain the residual balance of approximately $2,767,000 in reserve to fund future operating costs of the Partnership.

On March 10, 2005, the Partnership paid the $3,033,000 of deferred management and leasing fees owed to Wells Management.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Carrying Amount as of December 31, 2004
Description	Ownership	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation (e)	Date of Construction	Date Acquired
PACES PAVILION (a)	100%	None	$515,078	$4,310,141	$848,368	$501,049	$5,172,538	$0	$5,673,587	$3,407,644	1986	12/27/85
BLACK OAK PLAZA (b)	100	None	727,500	3,835,189	1,582,200	737,770	5,407,119	0	6,144,889	3,346,180	1986	12/31/86
PEACHTREE PLACE (c)	90	None	201,789	860,994	0	0	0	0	0	0	1986	04/09/85

Total – Consolidated Fund I Properties			1,444,367	9,006,324	2,430,568	1,238,819	10,579,657	0	11,818,476	6,753,824
HERITAGE PLACE (d)	52	None	$2,756,378	$5,443,595	379,060	2,292,078	6,286,955	0	8,579,033	3,689,138	1987	09/04/86

Total – All Properties			$4,200,745	$14,449,919	$2,809,628	$3,530,897	$16,866,612	$0	$20,397,509	$10,442,962

(a)	Paces Pavilion is a 27% condominium interest in a medical office building located in Atlanta, Georgia, owned entirely by the Partnership.

(b)	Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.

(c)	Peachtree Place is a commercial office park located in Atlanta, Georgia. It is owned by Wells-Baker Associates. A portion of this property was sold in August 2000. The remainder of this property was sold June 2004.

(d)	Heritage Place is a commercial office complex located in Tucker, Georgia. It is owned by Fund I and Fund II Tucker. The retail portion of this property was sold April 7, 2003.

(e)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$25,837,974	$10,238,163

2002 additions	97,917	1,059,782

BALANCE AT DECEMBER 31, 2002	$25,935,891	$11,297,945

2003 additions	68,132	582,131
2003 disposals	(4,503,994)	(1,381,197)

BALANCE AT DECEMBER 31, 2003	21,500,029	10,498,879

2004 additions	193,016	661,629
2004 disposals	(1,295,536)	(717,546)

BALANCE AT DECEMBER 31, 2004	$20,397,509	$10,442,962

F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund I and Fund II Tucker:

We have audited the accompanying balance sheet of Fund I and Fund II Tucker as of December 31, 2003, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND I AND FUND II TUCKER

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	(Unaudited) 2004	2003
Real estate assets, at cost:
Land	$2,292,078	$2,292,078
Building and improvements, less accumulated depreciation of $3,689,138 and $3,444,465 at December 31, 2004 and 2003, respectively	2,597,817	2,707,270

Total real estate assets	4,889,895	4,999,348

Cash and cash equivalents	82,706	123,817
Accounts receivable, net	75,798	75,848
Other assets, net	101,611	58,459

Total assets	$5,150,010	$5,257,472

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$73,945	$61,462
Partnership distributions payable	28,568	31,854
Due to affiliate	782,874	757,768
Deferred rent	6,667	22,618

Total liabilities	892,054	873,702

Partners’ capital:
Wells Real Estate Fund I	2,210,305	2,263,584
Fund II and Fund II-OW	2,047,651	2,120,186

Total partners’ capital	4,257,956	4,383,770

Total liabilities and partners’ capital	$5,150,010	$5,257,472

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	(Unaudited) 2004	2003	2002
REVENUES:
Rental income	$706,917	$728,871	$890,376
Bad debt recoveries	4,923	0	4,412
Interest and other income	4,339	1,165	2,435

Total revenues	716,179	730,036	897,223

EXPENSES:
Operating costs	355,693	360,069	350,538
Depreciation	244,673	293,130	331,622
Joint venture administration	48,717	49,607	51,723
Management and leasing fees	43,383	80,314	58,142
Legal and accounting	32,878	39,294	28,745
Amortization of deferred leasing costs	19,083	15,061	37,763
Bad debt expense	4,692	590	34,144

Total expenses	749,119	838,065	892,677

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(32,940)	(108,029)	4,546

DISCONTINUED OPERATIONS:
Operating income	0	82,948	176,145
Gain on disposition	0	292,927	0

Income from discontinued operations	0	375,875	176,145

NET INCOME	$(32,940)	$267,846	$180,691

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
Balance, December 31, 2001	$4,170,868	$3,800,920	$7,971,788

Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

Balance, December 31, 2002	3,900,488	3,613,912	7,514,400
Net income	139,039	128,807	267,846
Partnership distributions	(1,775,943)	(1,622,533)	(3,398,476)

Balance, December 31, 2003	2,263,584	2,120,186	4,383,770

Net income	(17,099)	(15,841)	(32,940)
Partnership distributions	(36,180)	(56,694)	(92,874)

Balance, December 31, 2004 (Unaudited)	$2,210,305	$2,047,651	$4,257,956

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	(Unaudited) 2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,940)	$267,846	$180,691
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale	0	(292,927)	0
Depreciation	244,673	302,511	462,145
Amortization deferred leasing costs	19,083	3,726	37,764
Changes in assets and liabilities:
Accounts receivable, net	50	(80,097)	38,377
Other assets, net	(7,441)	42,031	(7,037)
Accounts payable, accrued expenses, and refundable security deposits	12,483	5,947	14,246
Deferred rent	(15,951)	24,507	0
Due to affiliate	25,106	27,089	44,215

Total adjustments	278,003	32,787	589,710

Net cash provided by operating activities	245,063	300,633	770,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	0	3,207,708	0
Investment in real estate	(135,220)	(45,660)	(76,889)
Payment of deferred leasing costs	(54,794)	(2,436)	(14,630)

Net cash (used in) provided by investing activities	(190,014)	3,159,612	(91,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(96,160)	(3,525,409)	(642,876)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,111)	(65,164)	36,006

CASH AND CASH EQUIVALENTS, beginning of year	123,817	188,981	152,975

CASH AND CASH EQUIVALENTS, end of year	$82,706	$123,817	$188,981

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$28,568	$31,854	$158,787

Write-off of fully amortized deferred leasing costs	$0	$86,530	$0

See accompanying notes.

FUND I AND FUND II TUCKER

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (Unaudited), 2003, and 2002

1.    ORGANIZATION AND BUSINESS

On December 10, 1986, Wells Real Estate Fund I and Fund II and Fund II-OW entered into a joint venture agreement to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW. The general partners of Wells Real Estate Fund I, Wells Real Estate Fund II, and Wells Real Estate Fund II-OW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During 2004, 2003, and 2002, the Joint Venture owned 100% interest in Heritage Place, which originally consisted of a retail shopping and commercial office complex located in Tucker, Georgia.

On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture received net proceeds of $3,207,708 and recognized a gain of $293,000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $49,246 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $4,269 and $19,535 are included in accounts receivable, net, as of December 31, 2004 and 2003, respectively.

Other Assets, net

Other assets as of December 31, 2004 and 2003 are comprised of the following items:

	2004	2003
Deferred leasing costs, net	$64,528	$28,817
Refundable security deposits	35,023	29,642
Prepaid property insurance	2,060	0

Total	$101,611	$58,459

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs are presented net of accumulated amortization of $48,762 and $29,679 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund I and Fund II and Fund II-OW held ownership interests in the Joint Venture of approximately 52% and 48%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund I and Fund II and Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    RELATED-PARTY TRANSACTIONS

(a)    Management and Leasing Fees

Wells Real Estate Fund I and Fund II and Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund I, L.P., Wells Real Estate Fund II, L.P. and Wells Real Estate Fund II-OW, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. In the opinion of management, this is a reasonable estimation of such expenses.

Through December 31, 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Joint Venture with respect to the property owned by the Joint Venture. As of December 31, 2004 and 2003, the Joint Venture owed aggregate management and leasing fees to Wells Management of $778,736 and $757,768, which is included in due to affiliate in the accompanying balance sheets.

(b)    Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2004, 2003, and 2002, the Joint Venture reimbursed $41,834, $39,396, and $36,227, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $4,138 and $0 are included in due to affiliate in the accompanying balance sheets.

(c)    Conflicts of Interest

The general partners of Wells Real Estate Fund I and Fund II and Fund II-OW are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.    DISCONTINUED OPERATIONS

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

	2004	2003	2002
Total property revenues	$0	$122,985	$439,500

Operating costs-rental property	0	23,277	106,462
Depreciation	0	9,381	130,523
Management and leasing fees	0	7,379	26,370

Total expenses	0	40,037	263,355

Operating income	0	82,948	176,145
Gain on disposition	0	292,927	0

Income from discontinued operations	$0	$375,875	$176,145

5.    RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2004 as follows:

Year ending December 31:
2005	649,887
2006	559,575
2007	427,248
2008	311,828
2009	203,404
Thereafter	28,396

$2,180,338

One tenant contributed 17% of rental income for the year ended December 31, 2004. In addition, one tenant will contribute approximately 27% and two tenants will contribute approximately 10% each of future minimum rental income.

FUND I AND FUND II TUCKER

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation(b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
HERITAGE PLACE (a)	None	$2,756,378	$5,443,595	$379,060	$2,292,078	$6,286,955	$0	$8,579,033	$3,689,138	1987	9/04/86

(a)	Heritage Place is a commercial office complex located in Tucker, Georgia. The retail portion of this property was sold on April 7, 2003.

(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	12,870,920	4,363,518

2002 additions	76,889	462,145

BALANCE AT DECEMBER 31, 2002	12,947,809	4,825,663

2003 additions	45,660	293,130
2003 disposals	(4,549,656)	(1,674,328)

BALANCE AT DECEMBER 31, 2003	8,443,813	3,444,465

2004 additions	135,220	244,673

BALANCE AT DECEMBER 31, 2004	$8,579,033	$3,689,138

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE FUND I

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document
*4		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Registration Statement of Wells Real Estate Fund I, Exhibit B to the Prospectus, File No. 2-91165)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(b)	Leasing and Tenant Coordination Agreement Between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(c)	Purchase Agreement for the acquisition of the Howell Mill Road Property dated December 27, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(d)	Leases between Registrant and Hospital Corporation of America (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(e)	Joint Venture Agreement of Wells-Baker Associates dated April 1, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(f)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(g)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(h)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(i)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(j)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

Exhibit Number		Description of Document
*10	(k)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10	(l)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(m)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10	(n)	Custodial Agency Agreement between Wells Real Estate Fund I and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10	(o)	Purchase and Sale Agreement for the sale of the Crowe’s Crossing Shopping Center dated November 28, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2000, File No. 0-14463)

*10	(p)	Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10	(q)	Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Exhibit 4.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2002, File No. 0-14463)

*10	(r)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, File No. 0-14463)

*10	(s)	Purchase and Sale Agreement for the sale of Peachtree Place (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2004, Commission File No. 0-14463)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002