Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND I
filed 2005-05-13
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned directly or through a joint venture.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
REAL ESTATE, AT COST:
Land	$1,238,819	$1,238,819
Building and improvements, less accumulated depreciation of $6,820,751 and $6,753,824 as of March 31, 2005 and December 31, 2004, respectively	3,758,906	3,825,833

Total real estate assets	4,997,725	5,064,652

Investment in joint venture	2,584,388	2,210,305
Cash and cash equivalents	9,658,376	12,304,254
Due from affiliates	30,911	0
Accounts receivable, net	148,255	122,833
Prepaid expenses and other assets, net	162,537	153,496
Deferred leasing costs, net	104,987	112,421

Total assets	$17,687,179	$19,967,961

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$193,457	$211,052
Deferred income	11,668	12,168
Due to affiliates	12,191	2,277,941
Minority interest	725	216

Total liabilities	218,041	2,501,377

PARTNERS’ CAPITAL:
Limited partners:
Class A—98,716 units issued and outstanding	17,469,138	17,466,584
Class B—42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	17,469,138	17,466,584

Total liabilities and partners’ capital	$17,687,179	$19,967,961

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Rental income	$262,366	$248,658
Tenant reimbursements	39,502	28,148
Interest and other income	32,884	21,786

Total revenues	334,752	298,592
EXPENSES:
Legal and accounting	67,106	319,399
Operating costs—rental properties	132,032	119,151
Depreciation	66,927	136,869
Partnership administration	45,391	27,081
Management and leasing fees	25,274	27,042
Other general and administrative	1,130	903

Total expenses	337,860	630,445
EQUITY IN INCOME (LOSS) OF JOINT VENTURE	5,166	(14,805)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	2,058	(346,658)
Minority interest income	496	0

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,554	(346,658)

DISCONTINUED OPERATIONS:
Operating income	0	2,435
Minority interest expense	0	(245)

INCOME FROM DISCONTINUED OPERATIONS	0	2,190

NET INCOME (LOSS)	$2,554	$(344,468)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Income (loss) from continuing operations	2,554	(346,658)
Income from discontinued operations	0	2,190

Net income (loss) allocated to Class A limited partners	$2,554	$(344,468)

Net loss allocated to Class B limited partners	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A Units:
Income (loss) from continuing operations	$0.03	$(3.51)
Income from discontinued operations	$0.00	$0.02

Net income (loss) per Class A limited partner unit	$0.03	$(3.49)

Net loss per Class B limited partner unit	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	98,716	$17,877,194	42,568	$0	$0	$17,877,194

Net loss	0	(410,610)	0	0	0	(410,610)

BALANCE, December 31, 2004	98,716	17,466,584	42,568	0	0	17,466,584

Net income	0	2,554	0	0	0	2,554

BALANCE, March 31, 2005	98,716	$17,469,138	42,568	$0	$0	$17,469,138

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,554	$(344,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	66,927	147,756
Amortization of deferred leasing costs	7,537	7,969
Equity in (income) loss of joint venture	(5,166)	14,805
Minority interest (income) expense	(496)	245
Changes in assets and liabilities:
Accounts receivable, net	(25,422)	(13,509)
Due from joint venture	0	0
Prepaid expenses and other assets, net	(9,041)	(45,975)
Deferred leasing costs, net	(103)	0
Accounts payable, accrued expenses, and refundable security deposits	(17,595)	(42,722)
Deferred income	(500)	0
Due to affiliates	(2,259,390)	13,078

Total adjustments	(2,243,249)	81,647

Net cash used in operating activities	(2,240,695)	(262,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net property sale proceeds received from joint venture	0	45,439
Investment in real estate assets	0	(5,459)
Contributions from minority interest partner	1,005	0
Investment in joint venture	(406,188)	0

Net cash (used in) provided by investing activities	(405,183)	39,980

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,645,878)	(222,841)

CASH AND CASH EQUIVALENTS, beginning of period	12,304,254	11,792,983

CASH AND CASH EQUIVALENTS, end of period	$9,658,376	$11,570,142

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

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

During the periods presented, the Partnership owned direct interests in the following properties:

1. Paces Pavilion A medical office building located in Atlanta, Georgia in which the Partnership owns a condominium interest of approximately 27% of the property.

2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(1)	1. Peachtree Place(3) A commercial office building located in suburban Atlanta, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW(2) (“Fund II-IIOW Associates”)	2. Heritage Place(4) A commercial office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is an affiliate of the General Partners.
(2)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(3)	This property was sold in June 2004.
(4)	The retail portion of this property (approximately 30% of the total square feet of the original property) was sold in April 2003.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The consolidated financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Change in Accounting Estimate

In the third quarter of 2004, the Partnership completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in an increase to net income of approximately $72,900, or $0.74 per unit, for Class A Units for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004. This change had no effect on net income allocated to Class B Units. The Partnership believes that this change more accurately reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties, owned directly or through joint ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Through December 31, 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773, of which $2,254,037 was recorded as due to affiliates and $778,736 was due from Fund I-II Tucker Associates and, accordingly, included in investment in joint venture in the accompanying consolidated balance sheet. In March 2005, these amounts due were paid to Wells Management. The Partnership began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures is $58,703 and $57,248 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $40,140 and $24,998 for the three months ended March 31, 2005, and 2004, respectively. As of March 31, 2005 and December 31, 2004, administrative reimbursements of $12,191 and $17,544 are included in due to affiliates in the accompanying consolidated balance sheets, respectively.

4.	DISCONTINUED OPERATIONS

The Partnership sold Peachtree Place on June 18, 2004. The results of operations of Peachtree Place, which are included as discontinued operations in the accompanying consolidated statements of operations, are presented below:

	Three Months Ended March 31,
	2005	2004
Total property revenues	$0	$47,601

Operating costs—rental property	0	31,926
Depreciation	0	10,888
Management and leasing fees	0	1,884
Amortization of deferred acquisition costs	0	468

Total expenses	0	45,166

Income from discontinued operations before minority interest	0	2,435
Minority interest	0	(245)

Income from discontinued operations	$0	$2,190

5.	INVESTMENT IN JOINT VENTURE

Basis of Presentation

The Partnership does not have control over the operations of Fund I-II Tucker Associates; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investment in Fund I-II Tucker Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for Fund I-II Tucker Associates for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Fund I-II Tucker Associates	$173,786	$178,220	$9,951	$(28,520)

6.	COMMITMENTS AND CONTINGENCIES

Johnston Action

On January 17, 2003, the Partnership was served with a putative class action (Roy Johnston v. Wells Real Estate Fund I, Superior Court of Gwinnett County, Georgia, Civil Action No. 03-A00525-6, the “Johnston Action”) by a limited partner holding Class B Units on behalf of all limited partners holding Class B Units as of January 15, 2003. The plaintiff alleged that the terms of the partnership agreement were inconsistent with the original intent of the parties thereto such that the alleged original intent would have provided the limited partners holding Class B Units with a priority in the allocation and payment of net property sale proceeds. On May 7, 2004, the Court granted summary judgment in favor of the Partnership on grounds of statutes of limitation and laches. By an order entered on December 14, 2004, the court granted the plaintiff’s motion to withdraw the notice of appeal, which had previously been filed by the plaintiff. On March 31, 2005, the Court entered an Order Denying Intervenor’s Counsel’s Motion for Award of Attorney Fees and Reimbursement of Expenses. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

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

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the Plaintiffs seek no money from or relief at the expense of the Partnership. As of March 31, 2005, Wells Capital had advanced approximately $215,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement may require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation.

On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The court has not yet ruled on these pending motions.

At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold three assets and a portion of another. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

We are continuing the disposition process for the Partnership, having selected a broker to market Paces Pavilion for sale. We continue to aggressively pursue leasing opportunities that will increase occupancy at the remaining properties.

Our General Partners are currently reserving operating cash flows in order to fund any additional legal costs and potential indemnification obligations under the partnership agreement in connection with the litigation discussed herein and lease-up costs anticipated with increasing occupancy at Black Oak Plaza and the remaining office portion of Heritage Place. Our General Partners anticipate making an initial distribution of net sale proceeds after the payment of all Partnership debts and liabilities and retaining reserves deemed necessary in the third quarter of 2005.

Property Summary

Information related to the properties owned, or previously owned, by the Partnership or its joint ventures is provided below:

•	Paces Pavilion continues to operate at an approximate 90% occupancy level.

•	Black Oak Plaza is approximately 70% leased, and efforts to lease the vacant space at this property continue.

•	Peachtree Place originally included two buildings. One building was sold in 2000, and the second building was sold in June 2004.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003. The remaining office component of Heritage Place is approximately 53% leased, and efforts to lease the vacant space at this property continue.

•	Cherokee Commons was sold in 2001.

•	Crowe’s Crossing was sold in 2001.

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Revenues of the Partnership

Our gross revenues were $334,752 and $298,592, for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, resulted primarily from (i) an increase in interest income due to holding net proceeds from the June 2004 sale of Peachtree Place during the first quarter of 2005, and (ii) an increase in rental income and tenant reimbursements as a result of the increase in occupancy at Black Oak Plaza during the first quarter of 2005.

Equity in Income (Loss) of Joint Venture

Equity in income (loss) of Joint Venture was $5,166 and $(14,805) for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily attributable to a decline in depreciation expense for building assets resulting from a change in the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

Expenses of the Partnership

Our expenses were $337,860 and $630,445 for the three months ended March 31, 2005 and 2004, respectively. The 2005 decrease, as compared to 2004, is primarily attributable to (i) a decrease in legal fees related to resolving aspects of the litigation discussed in Part II, Item 1 of this report during the second half of 2004, and (ii) a decline in depreciation expense due to changing the useful life of buildings from 25 to 40 years effective July 1, 2004, partially offset by (iii) an increase in property operating costs due to the increase in occupancy at Black Oak Plaza during 2005, and (iv) additional partnership administrative salaries and accounting fees associated with additional reporting and regulatory requirements.

We expect future administrative salaries and accounting fees to increase as a result of implementing and adhering to increased reporting and regulatory requirements.

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

Short-Term Liquidity

Cash used in operating activities was approximately $(2,240,695) for the three months ended March 31, 2005, as compared to approximately $(262,821) for the three months ended March 31, 2004. Cash flows used in operating activities increased in 2005, as compared to 2004, primarily due to (i) an increase in administrative salaries and accounting fees associated with increased reporting and regulatory requirements described above and (ii) the payment of deferred management and leasing fees to Wells Management in March 2005 (See Note 3 of the accompanying consolidated financial statements).

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $218,000 as of March 31, 2005.

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

We fund capital expenditures primarily related to tenant improvements for the purpose of readying properties for re-leasing, and building improvements for the purpose of maintaining the quality of our properties and readying properties for sale. As leases expire, we attempt to re-lease space to existing tenants or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures required for Heritage Place and not provided for out of operating cash flows will be funded by the Partnership and Fund I-II Tucker Associates’ other partners in proportion to their respective ownership interests.

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

As of March 31, 2005, we had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
				Amount	Purpose
Crowe’s Crossing (sold in 2001)	$6,486,652	100%	$6,486,652	$2,022,781	• Payment of deferred management fee	$0	$4,463,871
Heritage Place retail portion (sold in 2003)	3,207,708	51.9%	1,665,121	0		0	1,665,121
Cherokee Commons (sold in 2001)	8,414,089	25.3%	2,126,109			0	2,126,109
Peachtree Place (partial sale in 2000)	704,496	90.0%	633,695	633,695	• Payment of deferred management fee	0	0
Peachtree Place (remainder sold in 2004)	953,670	90.0%	857,826	0		0	857,826

Total			$11,769,403	$2,656,476		$0	$9,112,927

In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment or reserves allowed for Partnership debts and liabilities, and after the establishment of reserves which our General Partners, in their sole discretion, deem reasonably necessary, as of March 31, 2005, there were net sale proceeds in the amount of approximately $6,000,000 available for distribution to limited partners. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sale proceeds are to be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).”

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In March 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $6,000,000 in the third quarter of 2005 to the limited partners of record as of June 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2005, and to retain the residual balance of approximately $3,113,000 in reserve to fund future operating costs of the Partnership.

This distribution has not been formally declared by the General Partners. In accordance with the terms of the partnership agreement, the General Partners may elect to retain reserves deemed reasonably necessary for the Partnership at the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur or that distributions may be made at a lower amount.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and Wells Management, an affiliate of Wells Capital, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures or by the Partnership asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and

Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

In the third quarter of 2004, the Partnership completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, we extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in an increase to our net income of approximately $72,900, or $0.74 per unit, for Class A Units. This change had no effect on net income allocated to Class B Units. Fund I-II Tucker Associates also extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to equity in income (loss) of joint venture for the three months ended March 31, 2005. We believe that this change more accurately reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice. In the event that we use inappropriate useful lives or methods for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held as of March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Johnston Action

On January 17, 2003, the Partnership was served with a putative class action (Roy Johnston v. Wells Real Estate Fund I, Superior Court of Gwinnett County, Georgia, Civil Action No. 03-A00525-6, the “Johnston Action”) by a limited partner holding Class B Units on behalf of all limited partners holding Class B Units as of January 15, 2003. The plaintiff alleged that the terms of the partnership agreement were inconsistent with the original intent of the parties thereto such that the alleged original intent would have provided the limited partners holding Class B Units with a priority in the allocation and payment of net property sale proceeds. On May 7, 2004, the Court granted summary judgment in favor of the Partnership on grounds of statutes of limitation and laches. By an order entered on December 14, 2004, the court granted the plaintiff’s motion to withdraw the notice of appeal, which had previously been filed by the plaintiff. On March 31, 2005, the Court entered an Order Denying Intervenor’s Counsel’s Motion for Award of Attorney Fees and Reimbursement of Expenses. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

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

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the Plaintiffs seek no money from or relief at the expense of the Partnership. As of March 31, 2005, Wells Capital had advanced approximately $215,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement may require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation.

On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The court has not yet ruled on these pending motions.

At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principle Executive Officer, and Sole Director of Wells Capital, Inc.

May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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