Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND I
filed 2005-08-12
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND I AND SUBSIDIARY

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
REAL ESTATE, AT COST:
Land	$1,238,819	$1,238,819
Building and improvements, less accumulated depreciation of $6,887,381 and $6,753,824 as of June 30, 2005 and December 31, 2004, respectively	3,692,276	3,825,833

Total real estate assets	4,931,095	5,064,652

Investment in joint venture	2,565,063	2,210,305
Cash and cash equivalents	9,710,075	12,304,254
Accounts receivable, net	152,867	122,833
Due from joint venture	57,843	0
Prepaid expenses and other assets, net	127,744	153,496
Deferred leasing costs, net	99,339	112,421

Total assets	$17,644,026	$19,967,961

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$196,622	$211,052
Deferred income	2,227	12,168
Due to affiliates	12,247	2,277,941
Minority interest	679	216

Total liabilities	211,775	2,501,377

PARTNERS’ CAPITAL:
Limited partners:
Class A— 98,716 units issued and outstanding	17,432,251	17,466,584
Class B—42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	17,432,251	17,466,584

Total liabilities and partners’ capital	$17,644,026	$19,967,961

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Rental income	$252,724	$252,820	$515,090	$501,478
Tenant reimbursements	32,733	38,768	72,234	66,917
Interest and other income	36,252	18,998	69,137	40,784

Total revenues	321,709	310,586	656,461	609,179

EXPENSES:
Legal and accounting	56,786	211,913	123,892	531,312
Operating costs—rental properties	145,463	148,429	277,494	267,581
Depreciation	66,630	136,462	133,557	273,331
Partnership administration	64,788	70,674	110,180	97,755
Management and leasing fees	21,902	24,855	47,176	51,897
Other general and administrative	6,266	1,149	7,396	2,052

Total expenses	361,835	593,482	699,695	1,223,928

EQUITY IN INCOME (LOSS) OF JOINT VENTURE	3,193	(13,158)	8,359	(27,963)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(36,933)	(296,054)	(34,875)	(642,712)
Minority interest income	46	0	542	0

LOSS FROM CONTINUING OPERATIONS	(36,887)	(296,054)	(34,333)	(642,712)

DISCONTINUED OPERATIONS:
Operating income	0	17,312	0	19,746
Gain on sale	0	349,361	0	349,361
Minority interest expense	0	(36,851)	0	(37,095)

INCOME FROM DISCONTINUED OPERATIONS	0	329,822	0	332,012

NET INCOME (LOSS)	$(36,887)	$33,768	$(34,333)	$(310,700)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Loss from continuing operations	(36,887)	(256,030)	(34,333)	(602,688)
Income from discontinued operations	0	196,827	0	199,017

Net loss allocated to Class A limited partners	$(36,887)	$(59,203)	$(34,333)	$(403,671)

Loss from continuing operations	0	(40,024)	0	(40,024)
Income from discontinued operations	0	132,995	0	132,995

Net income allocated to Class B limited partners	$0	$92,971	$0	$92,971

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Loss from continuing operations	$(0.37)	$(2.59)	$(0.35)	$(6.11)
Income from discontinued operations	$0.00	$1.99	$0.00	$2.02

Net loss per Class A limited partner unit	$(0.37)	$(0.60)	$(0.35)	$(4.09)

Loss from continuing operations	$0.00	$(0.94)	$0.00	$(0.94)
Income from discontinued operations	$0.00	$3.12	$0.00	$3.12

Net income per Class B limited partner unit	$0.00	$2.18	$0.00	$2.18

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	98,716	$17,877,194	42,568	$0	$0	$17,877,194

Net loss	0	(410,610)	0	0	0	(410,610)

BALANCE, December 31, 2004	98,716	17,466,584	42,568	0	0	17,466,584

Net loss	0	(34,333)	0	0	0	(34,333)

BALANCE, June 30, 2005	98,716	$17,432,251	42,568	$0	$0	$17,432,251

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,333)	$(310,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate assets	0	(349,361)
Depreciation	133,557	284,219
Amortization of deferred leasing costs	14,323	16,033
Equity in (income) loss of joint venture	(8,359)	27,963
Minority interest expense	(542)	37,095
Operating distributions received from joint ventures	0	64,282
Operating changes in assets and liabilities:
Increase in accounts receivable, net	(30,034)	(59,793)
Decrease (increase) in prepaid expenses and other assets, net	25,752	(43,598)
Increase in deferred leasing costs, net	(1,241)	0
Decrease in accounts payable, accrued expenses, and refundable security deposits	(14,430)	(6,476)
(Decrease) increase in deferred income	(9,941)	10,059
(Decrease) increase in due to affiliate	(2,265,694)	29,233

Total adjustments	(2,156,609)	9,656

Net cash used in operating activities	(2,190,942)	(301,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	0	(5,459)
Net proceeds from sale of real estate assets	0	953,670
Investment in joint venture	(404,242)	0

Net cash (used in) provided by investing activities	(404,242)	948,211

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from minority interest partner	1,005	0

Net cash provided by financing activities	1,005	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,594,179)	647,167

CASH AND CASH EQUIVALENTS, beginning of period	12,304,254	11,792,983

CASH AND CASH EQUIVALENTS, end of period	$9,710,075	$12,440,150

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Partnership distributions payable	$0	$781

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(1)	1. Peachtree Place(3) A commercial office building located in suburban Atlanta, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW(2) • (“Fund II-IIOW Associates”)	2. Heritage Place(4) A commercial office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is an affiliate of the General Partners.
(2)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(3)	This property was sold in June 2004.
(4)	The retail portion of this property (approximately 30% of the total square feet of the original property) was sold in April 2003.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On June 18, 2004, Wells-Baker Associates sold Peachtree Place to an unrelated third party for a gross selling price of $1,030,000. As a result of this sale, the Partnership received net sale proceeds of approximately $858,000 and was allocated a gain of approximately $314,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and Wells-Baker Associates. The Partnership owned a limited partner interest of approximately 90% in Wells-Baker Associates for each of the periods presented. Leo F. Wells, III serves as one of the general partners of Wells-Baker Associates. All significant intercompany balances have been eliminated in consolidation. Minority interest represents Wells & Associates, Inc.’s interest in Wells-Baker Associates of approximately 10% for each of the periods presented.

The consolidated financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Investment in Joint Venture

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 5). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distribution of Net Sale Proceeds

As more fully described in the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, and net proceeds from the sale of properties are to be distributed to partners in accordance with their respective positive capital account balances after the allocation of any gain on sale.

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

Change in Accounting Estimate

In the third quarter of 2004, the Partnership completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in a decrease to net loss of approximately $60,000, or $0.61 per unit, and $140,000, or $1.42 per unit, for Class A Units for the three months and six months ended June 30, 2005, respectively, as compared to the three months and six months ended June 30, 2004, respectively. This change had no effect on net income allocated to Class B Units. The Partnership believes that this change more accurately reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice.

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

Through December 31, 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773, of which $2,254,037 was recorded as due to affiliates and $778,736 was due from Fund I-II Tucker Associates and, accordingly, included in investment in joint venture in the accompanying consolidated balance sheet. In March 2005, these amounts due were paid to Wells Management. The Partnership began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures is $18,923 and $20,177 for the three months ended June 30, 2005 and 2004, respectively, and $37,542 and $42,724 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $37,506 and $44,478 for the three months ended June 30, 2005, and 2004, respectively, and $77,646 and $69,476 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, administrative reimbursements of $12,247 and $16,058 are included in due to affiliates in the accompanying consolidated balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004, bill-backs due to Wells Capital of $1,486 are included in due to affiliates in the accompanying consolidated balance sheet.

Due to Affiliates

As of June 30, 2005 and December 31, 2004, the Partnership recorded due to affiliates as presented below:

	June 30, 2005	December 31, 2004
Property management fees due to Wells Management	$0	$2,254,037
Administrative reimbursements due to Wells Management and Wells Capital	12,247	16,058
Due to Fund I-II Tucker Associates	0	6,360
Bill-backs due to Wells Capital	0	1,486

	$12,247	$2,277,941

4.	DISCONTINUED OPERATIONS

The Partnership sold Peachtree Place on June 18, 2004. The results of operations of Peachtree Place, which are included as discontinued operations in the accompanying consolidated statements of operations, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total property revenues	$0	$48,003	$0	$95,604

Operating costs—rental property	0	28,278	0	60,204
Depreciation	0	0	0	10,888
Management and leasing fees	0	2,064	0	3,948
Amortization of deferred acquisition costs	0	349	0	818

Total expenses	0	30,691	0	75,858

Income from discontinued operations before minority interest	0	17,312	0	19,746
Gain on sale	0	349,361	0	349,361
Minority interest expense	0	(36,851)	0	(37,095)

Income from discontinued operations	$0	$329,822	$0	$332,012

5.	INVESTMENT IN JOINT VENTURE

Summary of Operations

Condensed financial information for Fund I-II Tucker Associates for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004	2005	2004	2005	2004
$188,801	$175,353	$6,151	$(25,348)	$362,587	$353,573	$16,103	$(53,868)

6.	COMMITMENTS AND CONTINGENCIES

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

Dismissal of Hendry Action

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

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of June 30, 2005, Wells Capital had incurred approximately $471,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation.

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal.

This motion is currently pending before the Court. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

Paces Pavilion

The Partnership is the owner of a condominium interest in an office project known as Paces Pavilion in Atlanta, Georgia. Paces Pavilion was converted to the condominium form of ownership in 1987. Since 1989, the condominium association has paid ad valorem taxes on the property, and assessed the unit owners, including the Partnership, for their respective shares of those taxes. The Partnership was recently advised that the unit owned by them was omitted from the county tax rolls. The amount of the ad valorem property tax liability attributable to the condominium unit owned by the Partnership for the years prior to 2005 is unknown at this time. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

7.	SUBSEQUENT EVENT

On August 1, 2005, the Partnership distributed net sale proceeds of approximately $6,000,000 to limited partners of record as of June 30, 2005, which under the partnership agreement did not include limited partners acquiring units after March 31, 2005.

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

The General Partners are currently reserving operating cash flows in order to fund any additional legal costs in connection with the litigation discussed herein and lease-up costs anticipated with attempts to increase occupancy at Black Oak Plaza and the remaining office portion of Heritage Place. The Partnership made its first distribution of net sale proceeds totaling approximately $6,000,000 after the payment of all Partnership debts and liabilities and any reserves deemed necessary in the third quarter of 2005.

Property Summary

Information related to the properties owned or previously owned by the Partnership or its joint ventures is provided below:

•	Paces Pavilion continues to operate at an approximate 90% occupancy level.

•	Black Oak Plaza is approximately 70% leased, and leasing efforts at the center continue.

•	Peachtree Place originally included two buildings. One building was sold in 2000, and the remaining building sold in June 2004 for total gains of approximately $617,000, of which approximately $555,000 was allocated to the Partnership.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003 for a total gain of approximately $293,000, of which approximately $152,000 was allocated to the Partnership.

•	Cherokee Commons was sold in 2001 for a total gain of approximately $1,725,000, of which approximately $436,000 was allocated to the Partnership.

•	Crowe’s Crossing was sold in 2001 for a total gain of approximately $1,139,000.

•	As of June 30, 2005, the property sales described above generated approximately $11,769,000 in net sales proceeds allocated to the Partnership, of which approximately $2,658,000 has been utilized to pay a portion of the deferred management and leasing fees owed to Wells Management, approximately $3,111,000 is currently being reserved to fund future operating costs of the Partnership and the anticipated re-leasing costs at Paces Pavilion and Black Oak Plaza, and approximately $6,000,000 was distributed to limited partners in the third quarter of 2005 as a distribution of net sale proceeds (see Liquidity and Capital Resources below).

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Results of Operations

Revenues

Our gross revenues were $321,709 and $310,586 for the three months ended June 30, 2005 and 2004, respectively, and $656,461 and $609,179 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, resulted primarily from (i) an increase in interest income due to holding net proceeds from the June 2004 sale of Peachtree Place, (ii) an increase in rental income and tenant reimbursements as a result of the increase in occupancy at Black Oak Plaza and Heritage Place, partially offset by (iii) forgone rental income resulting from the sale of Peachtree Place in June 2004.

Equity in Income (Loss) of Joint Venture

Equity in income (loss) of Joint Venture was $3,193 and $(13,158) for the three months ended June 30, 2005 and 2004, respectively, and $8,359 and $(27,963) for the six months ended June 30, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily attributable to (i) a decline in depreciation expense for building assets resulting from a change in the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, and (ii) an increase in rental income and tenant reimbursements as a result of the increase in occupancy at Heritage Place.

Expenses

Our expenses were $361,835 and $593,482 for the three months ended June 30, 2005 and 2004, respectively, and $699,695 and $1,223,928 for the six months ended June 30, 2005 and 2004, respectively. The 2005 decreases, as compared to 2004, are primarily attributable to (i) a decrease in legal fees related to resolving aspects of the litigation discussed in Part II, Item 1, of this report during the second half of 2004; (ii) a decline in depreciation expense due to changing the useful life of buildings from 25 to 40 years effective July 1, 2004, partially offset by (iii) an increase in property operating costs due to the increase in occupancy at Black Oak Plaza during 2005; and (iv) additional partnership administrative salaries and accounting fees associated with additional reporting and regulatory requirements. We expect administrative salaries and accounting fees to continue to increase in the future as a result of implementing and adhering to increased reporting and regulatory requirements. In addition, we expect expenses of the Partnership to increase as a result of the Partnership’s obligation to indemnify the General Partners for their costs of defending the litigation discussed in Part II, Item 1 of this report at the conclusion of the litigation.

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

Short-Term Liquidity

Cash used in operating activities was approximately $2,190,000 for the six months ended June 30, 2005, as compared to approximately $301,000 for the six months ended June 30, 2004. Cash flows used in operating activities increased in 2005, as compared to 2004, primarily due to (i) the payment of deferred management and leasing fees to Wells Management in March 2005 (See Note 3 of the accompanying consolidated financial statements), and (ii) an increase in administrative salaries and accounting fees associated with increased reporting and regulatory requirements described above.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $212,000 as of June 30, 2005.

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

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or Joint Ventures. Historically, our investment strategy has generally involved acquiring properties, or interest therein, on an all-cash basis that are pre-leased to creditworthy tenants.

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

Operating cash flows, if available, are generally distributed from Fund I-II Tucker Associates to the Partnership following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2005, we had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners as of June 30, 2005	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Crowe’s Crossing (sold in 2001)	$6,486,652	100%	$6,486,652	$1,481,087	• Payment of deferred management fee	$0	$5,005,565
Heritage Place retail portion (sold in 2003)	3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	0	1,398,154
Cherokee Commons (sold in 2001)	8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	0	2,102,778
Peachtree Place (partial sale in 2000)	704,496	90.0%	633,695	633,695	• Payment of deferred management fee	0	0
Peachtree Place (remainder sold in 2004)	953,670	90.0%	857,826	253,200	• Payment of deferred management fee	0	604,626

Total			$11,769,403	$2,658,280		$0	$9,111,123

In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment of reserves allowed for Partnership debts and liabilities, and after the establishment of reserves which our General Partners, in their sole discretion, deem reasonably necessary, as of June 30, 2005, there were net sale proceeds in the amount of approximately $6,000,000 available for distribution to limited partners, which were distributed to limited partners in the third quarter of 2005. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sale proceeds are to be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).”

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

The Partnership distributed net sale proceeds of approximately $6,000,000 in the third quarter of 2005 to limited partners of record as of June 30, 2005, which, under the terms of the partnership agreement, did not include limited partners acquiring units after March 31, 2005, and is retaining the residual balance of approximately $3,111,000 in reserve to fund future operating costs of the Partnership.

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

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned directly by the Partnership and through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

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

In the third quarter of 2004, we completed a review of our real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, we extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in a decrease to our net loss of approximately $140,000, or $1.42 per unit, for Class A Units. This change had no effect on net income allocated to Class B Units. Fund I-II Tucker Associates also extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to equity in income of joint venture for the three months and six months ended June 30, 2005. We believe that this change more accurately reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice. In the event that we use inappropriate useful lives or methods for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Dismissal of Hendry Action

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

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of June 30, 2005, Wells Capital had incurred approximately $471,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation.

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. This motion is currently pending before the Court. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

Paces Pavilion

The Partnership is the owner of a condominium interest in an office project known as Paces Pavilion in Atlanta, Georgia. Paces Pavilion was converted to the condominium form of ownership in 1987. Since 1989, the condominium association has paid ad valorem taxes on the property, and assessed the unit owners, including the Partnership, for their respective shares of those taxes. The Partnership was recently advised that the unit owned by them was omitted from the county tax rolls. The amount of the ad valorem property tax liability attributable to the condominium unit owned by the Partnership for the years prior to 2005 is unknown at this time. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
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