Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND I
filed 2005-11-14
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund I (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by us and our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Our ability to liquidate and dissolve the Partnership in a timely manner, to fund related administrative costs, and to minimize such costs;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
REAL ESTATE, AT COST:
Land	$1,238,819	$1,238,819
Building and improvements, less accumulated depreciation of $6,954,011 and $6,753,824 as of September 30, 2005 and December 31, 2004, respectively	3,704,558	3,825,833

Total real estate assets	4,943,377	5,064,652

Investment in joint venture	2,536,356	2,210,305
Cash and cash equivalents	3,776,629	12,304,254
Accounts receivable, net	126,779	122,833
Due from joint venture	9,409	0
Prepaid expenses and other assets, net	97,241	153,496
Deferred lease acquisition costs, less accumulated amortization of $118,727 and $97,603 as of September 30, 2005 and December 31, 2004, respectively	92,538	112,421

Total assets	$11,582,329	$19,967,961

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$207,647	$207,604
Deferred rent income	5,649	12,168
Due to affiliates	16,646	2,281,389
Minority interest	582	216

Total liabilities	230,524	2,501,377

PARTNERS’ CAPITAL:
Limited partners:
Class A—98,716 units issued and outstanding	11,351,805	17,466,584
Class B—42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	11,351,805	17,466,584

Total liabilities and partners’ capital	$11,582,329	$19,967,961

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Rental income	$251,863	$247,874	$766,953	$749,351
Tenant reimbursements	26,059	33,239	98,293	100,156
Interest and other income	20,844	19,760	89,980	60,543

Total revenues	298,766	300,873	955,226	910,050
EXPENSES:
Operating costs—rental properties	149,215	92,484	410,174	345,842
Management and leasing fees	24,751	25,455	71,927	77,352
Depreciation	66,630	63,704	200,187	337,035
Legal and accounting	66,675	146,846	207,103	692,380
Partnership administration	52,739	33,832	170,314	133,639

Total expenses	360,010	362,321	1,059,705	1,586,248

EQUITY IN INCOME (LOSS) OF JOINT VENTURE	(19,298)	18,239	(10,939)	(9,723)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(80,542)	(43,209)	(115,418)	(685,921)
Minority interest	96	0	639	0

LOSS FROM CONTINUING OPERATIONS	(80,446)	(43,209)	(114,779)	(685,921)

DISCONTINUED OPERATIONS:
Operating loss	0	(25,431)	0	(5,685)
Gain on sale	0	0	0	349,361
Minority interest	0	1,433	0	(35,662)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0	(23,998)	0	308,014

NET LOSS	$(80,446)	$(67,207)	$(114,779)	$(377,907)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Loss from continuing operations	$(186,582)	$(43,209)	$(220,915)	$(685,921)
Income (loss) from discontinued operations	0	(23,998)	0	308,014

Net loss allocated to Class A limited partners	$(186,582)	$(67,207)	$(220,915)	$(377,907)

Income from continuing operations	$106,136	$0	$106,136	$0
Income from discontinued operations	0	0	0	0

Net income allocated to Class B limited partners	$106,136	$0	$106,136	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Loss from continuing operations	$(1.89)	$(0.44)	$(2.24)	$(6.95)
Income (loss) from discontinued operations	$0.00	$(0.24)	$0.00	$3.12

Net loss per Class A limited partner unit	$(1.89)	$(0.68)	$(2.24)	$(3.83)

Income from continuing operations	$2.49	$0.00	$2.49	$0.00
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income per Class B limited partner unit	$2.49	$0.00	$2.49	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	98,716	$17,877,194	42,568	$0	$0	$17,877,194

Net loss	0	(410,610)	0	0	0	(410,610)

BALANCE, December 31, 2004	98,716	17,466,584	42,568	0	0	17,466,584

Net income (loss)	0	(220,915)	0	106,136	0	(114,779)
Distributions of net sale proceeds ($59.71 and $2.49 per Class A Unit and Class B Unit, respectively)	0	(5,893,864)	0	(106,136)		(6,000,000)

BALANCE, September 30, 2005	98,716	$11,351,805	42,568	$0	$0	$11,351,805

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,779)	$(377,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate assets	0	(349,361)
Depreciation	200,187	347,923
Amortization of deferred lease acquisition costs	21,124	23,918
Equity in loss of joint venture	10,939	9,723
Minority interest	(639)	35,662
Operating changes in assets and liabilities:
Increase in accounts receivable, net	(3,946)	(36,112)
Decrease (increase) in prepaid expenses and other assets, net	56,255	(8,272)
Decrease in accounts payable, accrued expenses, and refundable security deposits	(3,405)	(70,028)
(Decrease) increase in deferred rent income	(6,519)	4,961
(Decrease) increase in due to affiliates	(2,261,295)	20,209

Total adjustments	(1,987,299)	(21,377)
Operating distributions received from joint ventures	57,843	48,709

Net cash used in operating activities	(2,044,235)	(350,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(78,912)	(16,851)
Net proceeds from sale of real estate assets	0	953,670
Investment in deferred lease acquisition costs	(1,241)	(3,340)
Investment in joint venture	(404,242)	0

Net cash (used in) provided by investing activities	(484,395)	933,479

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(6,000,000)	0
Minority interest distributions paid for discontinued operations	0	(69,769)
Contributions from minority interest partner	1,005	0

Net cash used in financing activities	(5,998,995)	(69,769)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,527,625)	513,135

CASH AND CASH EQUIVALENTS, beginning of period	12,304,254	11,792,983

CASH AND CASH EQUIVALENTS, end of period	$3,776,629	$12,306,118

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

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
2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(1)	1. Peachtree Place(3) A commercial office building located in suburban Atlanta, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates” or the “Joint Venture”)	• Wells Real Estate Fund I • Fund II and Fund II-OW(2) (“Fund II-IIOW Associates”)	2. Heritage Place A commercial office complex located in Tucker, Georgia
(1)	Wells & Associates, Inc. is an affiliate of the General Partners.
(2)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(3)	This property originally included two buildings; one building was sold in August 2000, and the remaining building was sold in June 2004.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Investment in Joint Venture

The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns an interest in one unconsolidated joint venture partnership (see Note 5). The joint venture partners of the unconsolidated joint venture in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such venture. However, management has evaluated such Joint Venture and has determined that it is not a variable interest entity under the provisions of FIN 46(R) because not substantially all of the activities of the Joint Venture are conducted on behalf of a Joint Venture partner with disproportionately fewer voting rights. Management has also determined the Partnership’s joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entity.

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners.

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

Change in Accounting Estimate

In the third quarter of 2004, the Partnership completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in a decrease to net loss of $72,900, or $0.74 per unit for Class A Units, for the three months and nine months ended September 30, 2004. This change had no effect on net income allocated to Class B. The Partnership believes that this change more accurately reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties, owned directly or through joint ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773, of which $2,254,037 was recorded as due to affiliates; the remaining $778,736 was due from Fund I-II Tucker Associates and, accordingly, included in investment in joint venture in the accompanying consolidated balance sheet. In March 2005, these amounts due were paid to Wells Management. The Partnership began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures is $18,990 and $19,354 for the three months ended September 30, 2005 and 2004, respectively, and $56,532 and $62,078 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $30,642 and $36,697 for the three months ended September 30, 2005, and 2004, respectively, and $108,288 and $106,173 for the nine months ended September 30, 2005 and 2004, respectively.

Due to Affiliates

As of September 30, 2005 and December 31, 2004, due to affiliates was comprised of the following amounts:

	September 30, 2005	December 31, 2004
Property management fees due to Wells Management	$4,739	$2,254,037
Administrative reimbursements due to Wells Management and/or Wells Capital	11,907	19,506
Other	0	7,846

	$16,646	$2,281,389

4.	DISCONTINUED OPERATIONS

The Partnership sold Peachtree Place on June 18, 2004. The results of operations of Peachtree Place, which are recorded as discontinued operations in the accompanying consolidated statements of operations, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental income	$0	$0	$0	$74,666
Tenant reimbursements	0	132	0	21,071
Gain on sale	0	0	0	349,361

Total revenues	0	132	0	445,098

Operating costs—rental property	0	25,563	0	85,770
Depreciation	0	0	0	10,888
Management and leasing fees	0	0	0	4,764

Total expenses	0	25,563	0	101,422

Loss from discontinued operations before minority interest	0	(25,431)	0	343,676
Minority interest	0	1,433	0	(35,662)

Income (loss) from discontinued operations	$0	$(23,998)	$0	$308,014

5.	INVESTMENT IN JOINT VENTURE

Summary of Operations

Condensed financial information for Fund I-II Tucker Associates for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

Total Revenues		Net Income (Loss)		Total Revenues		Net Loss
Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004	2005	2004	2005	2004
$174,945	$183,593	$(37,175)	$35,136	$537,532	$537,166	$(21,073)	$(18,731	)(1)

(1)	Effective July 1, 2004, Fund I-II Tucker Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in a decrease to net loss for the three months and nine months ended September 30, 2004 of $24,623. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

6.	COMMITMENTS AND CONTINGENCIES

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

Dismissal of Hendry Action

As a matter of background and as described in more detail in prior Form 10-Q and Form 10-K filings, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of September 30, 2005, Wells Capital had incurred approximately $540,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation.

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

Paces Pavilion

The Partnership is the owner of a condominium interest in an office project known as Paces Pavilion in Atlanta, Georgia. Paces Pavilion was converted to the condominium form of ownership in 1987. Since 1989, the condominium association has paid ad valorem taxes on the property, and assessed the unit owners, including the Partnership, for their respective shares of those taxes. The Partnership was recently advised that the unit owned by them was omitted from the county tax rolls. The estimated amount of ad valorem property taxes that are attributable to the condominium unit owned by the Partnership for 2003, 2004, and 2005, as well as related legal and tax consulting costs, is approximately $60,000. Accordingly, a reserve of approximately $60,000 has been provided for in the accompanying consolidated financial statements.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold three assets and a portion of another. We are continuing the disposition process, having selected a broker to market Paces Pavilion and Heritage Place—Office properties for sale. We continue to aggressively pursue leasing opportunities that will increase occupancy at the remaining properties that we believe will result in the best disposition pricing for our limited partners.

The General Partners are currently reserving operating cash flows to limited partners in order to fund any additional legal costs in connection with the litigation discussed herein, future operating costs, and lease-up costs anticipated with attempts to increase occupancy at Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place. After paying liabilities and establishing reserves deemed necessary by the General Partners, the Partnership distributed net sale proceeds of $6,000,000 to limited partners in August 2005.

Property Summary

Information related to the properties owned or previously owned by the Partnership or its Joint Ventures is provided below:

•	Peachtree Place originally included two buildings. One building was sold on August 31, 2000, and the remaining building sold on June 18, 2004.

•	Crowe’s Crossing was sold on January 11, 2001.

•	Cherokee Commons was sold on October 1, 2001.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold on April 7, 2003. The remaining office component is approximately 53% leased, and leasing efforts continue.

•	Paces Pavilion continues to operate at an approximate 90% occupancy level.

•	Black Oak Plaza is approximately 68% leased, and leasing efforts at the center continue.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $11,769,000 in net sale proceeds allocated to the Partnership, of which approximately $2,658,000 has been utilized to pay a portion of the deferred management and leasing fees owed to Wells Management, approximately $3,111,000 is currently being reserved to fund future operating costs of the Partnership and the anticipated re-leasing costs at Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place, and approximately $6,000,000 was distributed to limited partners in August 2005.

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Results of Operations

Revenues

Our total revenues were $298,766 and $300,873 for the three months ended September 30, 2005 and 2004, respectively, and $955,226 and $910,050 for the nine months ended September 30, 2005 and 2004, respectively. Revenues were generated for the third quarter of 2005 at a level consistent with revenues generated for the third quarter of 2004. The increase in revenues generated for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, resulted primarily from (i) an increase in interest income due to holding higher average net proceeds as a result of the June 2004 sale of Peachtree Place, (ii) an increase in rental income as a result of the increase in occupancy at Black Oak Plaza, partially offset by (iii) forgone rental income resulting from the sale of Peachtree Place in June 2004.

Expenses

Our expenses were $360,010 and $362,321 for the three months ended September 30, 2005 and 2004, respectively, and $1,059,705 and $1,586,248 for the nine months ended September 30, 2005 and 2004, respectively. Expenses were generated for the third quarter of 2005 at a level consistent with expenses generated for the third quarter of 2004. The decrease for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, are primarily attributable to (i) a decrease in legal fees related to resolving aspects of the litigation discussed in Part II, Item 1, during the second half of 2004; (ii) a decline in depreciation expense due to changing the useful life of buildings from 25 to 40 years effective July 1, 2004, partially offset by (iii) an increase in property operating costs due to the increase in occupancy at Black Oak Plaza during 2005; and (iv) additional partnership administrative salaries and accounting fees associated with additional reporting and regulatory requirements. We expect expenses of the Partnership to increase in the future as a result of the Partnership’s obligation to indemnify the General Partners for their costs of defending the litigation discussed in Part II, Item 1 of this report at the conclusion of the litigation. We also anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Equity in Income (Loss) of Joint Venture

Equity in income (loss) of Joint Venture was $(19,298) and $18,239 for the three months ended September 30, 2005 and 2004, respectively, and $(10,939) and $(9,723) for the nine months ended September 30, 2005 and 2004, respectively. The 2005 decreases, as compared to 2004, are primarily attributable to (i) a decrease in rental income and tenant reimbursements as a result of the decrease in occupancy at Heritage Place, and (ii) an increase in expenses at Heritage Place as a result of using building technology engineer consulting services in the third quarter of 2005, partially offset by (iii) a decline in depreciation expense for building assets resulting from a change in the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Venture’s properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

Net cash used in operating activities was approximately $2,044,000 for the nine months ended September 30, 2005, as compared to approximately $351,000 for the nine months ended September 30, 2004. Cash flows used in operating activities increased in 2005, as compared to 2004, primarily due to the payment of deferred management and leasing fees to Wells Management in March 2005 of approximately $2,254,000 (See Note 3 of the accompanying consolidated financial statements).

We expect operating distributions from the Joint Ventures to remain low in the near term, as we intend to maintain operating cash flow otherwise distributable to the Partnership at the joint venture level in order to fund our pro-rata share of re-leasing costs anticipated in connection with preparing Heritage Place for sale. Future operating distributions payable to limited partners will be largely dependent upon the amount of cash generated from Heritage Place, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by the Joint Ventures.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $231,000 as of September 30, 2005. We anticipate that we will be able to fund our proportionate share of the anticipated capital expenditures noted above using current and future operating cash flow and net sale proceeds currently being reserved.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the sale of properties and operating cash flows generated from Black Oak Plaza, Paces Pavilion, and Heritage Place. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned directly and through Fund I-II Tucker Associates.

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

As of September 30, 2005, we had received, used, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds Currently Being Reserved as of September 30, 2005
				Amount	Purpose
Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fee	$0	$0
Crowe’s Crossing (sold in 2001)	6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0
Cherokee Commons (sold in 2001)	8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	994,435	1,108,343
Heritage Place retail portion (sold in 2003)	3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	0	1,398,154
Peachtree Place (remainder sold in 2004)	953,670	90.0%	857,826	253,200	• Payment of deferred management fee	0	604,626

Total			$11,769,403	$2,658,280		$6,000,000	$3,111,123

In accordance with Section 9.3 of the partnership agreement, except for reinvestment of net sale proceeds as provided in Section 11.3(g) (as amended), and after the payment of reserves allowed for Partnership debts and liabilities, and after the establishment of reserves which our General Partners, in their sole discretion, deem reasonably necessary, as of September 30, 2005, there were net sale proceeds in the amount of approximately $6,000,000 distributed to limited partners in the third quarter of 2005. As more fully set forth therein, Section 9.3 of the partnership agreement provides that the net sale proceeds are to be distributed “to each Partner in accordance with the positive balance in his Capital Account as of the date of distribution under this Section 9.3 (after allocation of the Gain on Sale as provided in Section 10.4 hereof).”

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

The Partnership distributed net sale proceeds of approximately $6,000,000 in the third quarter of 2005 to limited partners of record as of June 30, 2005, which, under the terms of the partnership agreement, did not include limited partners acquiring units after March 31, 2005, and is retaining the residual balance of approximately $3,111,000 in reserve to fund future operating costs of the Partnership and the anticipated re-leasing costs at Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place.

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

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned directly by the Partnership and through joint ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

In the third quarter of 2004, we completed a review of our real estate related depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, we extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in a decrease to our net loss of approximately $72,900, or $0.74 per unit, for Class A Units. This change had no effect on net income allocated to Class B Units. Fund I-II Tucker Associates also extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to equity in income (loss) for the three months and nine months ended September 30, 2004 of approximately $24,623. We believe that this change more accurately reflects the estimated useful lives of the respective assets and is consistent with prevailing industry practice. In the event that we use inappropriate useful lives or methods for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Dismissal of Hendry Action

As a matter of background and as described in more detail in previous Form 10-Q and 10-K filings, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of September 30, 2005, Wells Capital had incurred approximately $540,000 in legal fees, costs, and expenses related to defending against the

Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation.

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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