Form 10-K
period 2005-12-31
WELLS REAL ESTATE FUND I
filed 2006-03-29
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund I (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On September 6, 1984, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 5,000 units on February 15, 1985. The offering was terminated on September 5, 1986, at which time the Partnership had sold approximately 98,716 Class A Units and 42,568 Class B Units representing capital contributions of approximately $35,321,000 from investors who were admitted to the Partnership as limited partners.

Operating Phases and Objectives

The Partnership typically operates in the following five life cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which the Partnership owns and operates its real estate assets during the initial lease terms of the tenants;

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

The Partnership is currently in the disposition-and-liquidation phase of its life cycle and, accordingly, will primarily focus resources on positioning its properties for sale and locating prospective acquirers of its properties.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own directly and through our interest in joint ventures. In the opinion of management of the Partnership, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services, investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A. RISK	FACTORS

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

General economic conditions may affect the timing of sale of our properties and the sale price we receive.

We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time which will be needed to find a willing purchaser and to close the sale of a property.

Adverse economic conditions in the geographic regions in which we own properties may negatively impact your overall returns.

Adverse economic conditions in the geographic regions in which we own our properties could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industries of the tenants of our properties may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of one or more of our tenants, such as the technology industry, could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

We are dependent on our tenants for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenants.

Most of our properties are occupied by only a few tenants and, therefore, the success of our investments are materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Class A Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We currently have vacancy issues with some of our properties which could reduce or eliminate cash distributions to limited partners.

Because of vacancy issues, we have expended, or anticipate that we will be required to expend in the future, substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. If these vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units, if any. In addition, the resale values of these properties are currently diminished because the market value depends principally upon the value of the leases in place at such properties.

Your investment in units are subject to greater risk because we lack a diversified property portfolio.

Because we own interests in only a few properties, your investment in units are subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

Our future financial success depends on only a few tenants.

The revenues generated by these tenants are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If one or more of our tenants file bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

We may not have funding for future tenant improvements which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

A property that incurs a vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of certain tenants based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

Our General Partners will attempt to obtain adequate insurance on all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of properties could adversely affect the return on your investment.

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership in response to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

If any environmentally hazardous material is determined to exist on a property owned by the Partnership, our operating results could be adversely affected.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect the business, assets, or results of operations of the Partnership and, consequently, amounts available for distribution to limited partners holding Class A Units.

The Partnership and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such programs at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

General Investment Risks

You do not have any specific voting rights and your rights are limited under our partnership agreement.

A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to remove our General Partners; or

•	to authorize a merger or a consolidation of the Partnership.

These are your only significant voting rights granted under our partnership agreement. Therefore, your voting rights are severely limited.

You are bound by the majority vote on matters on which you are entitled to vote.

You may approve any of the above actions by majority vote of the limited partners. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances which may reduce returns to our limited partners.

Under our partnership agreement and subject to certain limitations, the Partnership is required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of the Partnership done in good faith and in the best interest of the Partnership. If substantial and expensive litigation should ensue and the Partnership is obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.

Litigation matters and our related indemnification obligations may reduce cash distributions to our limited partners.

We have been involved, and are currently involved, in certain litigation related to partnership matters. (See Part I, Item 3, Legal Proceedings). Since we do not maintain permanent working capital reserves, we have used, and will continue to use, net sale proceeds to fund the costs of litigation against the Partnership in accordance with the provisions of the partnership agreement. In addition, the indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending litigation under certain circumstances upon the conclusion of such litigation. As of December 31, 2005 the General Partners had incurred approximately $624,000 in legal fees, costs, and expenses relating to the litigation described in this report. Accordingly, cash distributions to limited partners have been reduced, and will continue to be reduced, until we have completed this litigation and our indemnification obligations are satisfied.

Payment of fees to our General Partners and their affiliates will reduce cash available for distribution to our limited partners.

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

The availability and the timing of cash distributions are uncertain.

We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for tenant improvements, tenant refurbishments, and other lease-up costs or for working capital reserves.

Gains and distributions upon sale of our properties are uncertain.

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds of the offering were used to invest in properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments, or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.

We may need to reserve net cash from operations for future tenant improvements which may reduce your returns.

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment will be used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market.

Your units have limited transferability and lack liquidity due to restrictions under state regulatory laws and our partnership agreement.

You are limited in your ability to transfer your units. Our partnership agreement and certain state regulatory agencies have imposed restrictions relating to the number of units you may transfer. In addition, the suitability standards applied to you upon the purchase of your units may also be applied to persons to whom you wish to transfer your units. Accordingly, you may find it difficult to sell your units for cash or if you are able to sell your units, you may have to sell your units at a substantial discount. You may not be able to sell your units in the event of an emergency, and your units are not likely to be accepted as collateral for a loan.

Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners’ units.

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Special Risks Regarding Status of Units

If you hold Class A Units, you will be allocated more income than cash flow.

Since limited partners holding Class A Units are allocated substantially all of the Partnership’s net income, while substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Class B Units, we expect that those of you who hold Class A Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.

If you hold Class B Units, you may not be able to use your passive losses.

Those of you holding Class B Units will be allocated a disproportionately larger share of our deductions for depreciation and other tax losses. Such losses will be treated as “passive” losses, which may only be used to offset “passive” income and may not be used to offset active or portfolio income. Accordingly, you may receive no current benefit from your share of tax losses unless you are currently being allocated passive income from other sources.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Class A Units or Class B Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding Class A Units or Class B Units, which is fixed at the end of the offering period. However, the effect of any advantage associated with holding Class A Units or Class B Units may be significantly reduced or eliminated, depending upon the ratio of Class A Units to Class B Units, which is fixed at the end of the offering period. We will not attempt to restrict the ratio of Class A Units to Class B Units sold during the offering period.

Management Risks

You must rely on our General Partners for management of our business.

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

Leo F. Wells, III has a primary role in determining what is in the best interests of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, our other General Partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial, operational and marketing personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the General Partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a General Partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Our General Partners have a limited net worth consisting of illiquid assets which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely-held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Over the last few years, our administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management which could result in lower returns on our investments.

Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect operations of the Partnership. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.

Our General Partners will face conflicts of interest relating to the sale and leasing of properties.

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower your return on your investment.

Investments in joint ventures with affiliates will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

Federal Income Tax Risks

The Internal Revenue Service (IRS) may challenge our characterization of material tax aspects of your investment in the Partnership.

An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Class A Units or Class B Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.

Investors may realize taxable income without cash distributions.

As a limited partner in the Partnership, you are required to report your allocable share of the Partnership’s taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Class A Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of Partnership properties, even if such income is in excess of any distributions of cash from our operations. If you hold Class A Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.

We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.

If the IRS were to classify the Partnership as a “publicly traded partnership,” we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events which have not yet occurred.

The deductibility of losses will be subject to limitations.

Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to “passive activities,” which are generally defined as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors holding Class B Units will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The IRS may challenge our allocations of profit and loss.

While it is more likely than not Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to investors holding Class B Units or increases the income allocated to investors holding Class A Units.

We may be audited and additional tax, interest, and penalties may be imposed upon you.

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an Individual Retirement Account (IRA) in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and the Partnership may then be deemed to be “prohibited transactions” subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

In the event our assets are deemed to constitute plan assets or certain transactions undertaken by us are deemed to constitute “prohibited transactions” under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•	restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor Regulations or any prohibited transaction exemption granted by the Department of Labor or any condition which the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.

If you intend to purchase units through your IRA, or if you are a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (UBTI) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business, which is generally referred to as “UBTI.” Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make one of our properties more attractive for sale or lease.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, the Partnership owned direct interests in the following properties:

	Approximate Leased % as of December 31,
Properties	2005	2004	2003	2002	2001
1. Paces Pavilion A medical office building located in Atlanta, Georgia, in which the Partnership owns an approximately 27% condominium interest	90%	90%	93%	93%	86%

2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee	73%	69%	61%	58%	70%

During the periods presented, the Partnership owned interests in the following joint ventures and properties:

			Approximate leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2005		2004		2003		2002	2001
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc. (1)	1. Peachtree Place(2) A commercial office building located in suburban Atlanta, Georgia	–		–		85%		86%	81%
Fund I and Fund II Tucker	• Wells Real Estate Fund I	2. Heritage Place(4)	49	%(4)	53	%(4)	51	%(4)	76%	83%
(“Fund I-II Tucker Associates” or the “Joint Venture”)	• Fund II and Fund II-OW (“Fund II-IIOW Associates”)(3)	A retail and commercial office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is affiliated with the Partnership through common management.

(2)	This property originally included two office buildings; one building was sold in August 2000, and the remaining building was sold in June 2004.

(3)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(4)	The retail portion of this property (approximately 30%) was sold in April 2003; therefore, the 2005, 2004, and 2003 leased percentages are applicable to the commercial office portion only.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2005, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest directly, or through an affiliated joint venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2006	10	26,806	$420,050	$379,305	26.6%	24.7%
2007	12	24,268	436,288	350,163	24.1	25.6
2008	8	13,033	189,548	149,138	12.9	11.1
2009	8	13,766	213,992	116,277	13.7	12.6
2010	2	8,360	104,316	104,316	8.3	6.1
2011	2	5,265	150,089	95,070	5.2	8.8
2012	1	3,350	49,245	49,245	3.3	2.9
2013	0	0	0	0	0.0	0.0
2014	1	5,906	139,500	139,500	5.9	8.2
2015	0	0	0	0	0.0	0.0

	44	100,754	$1,703,028	$1,383,014	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

Property Descriptions

The joint ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Paces Pavilion

On December 27, 1985, the Partnership acquired a three-story medical office building on 1.65 acres of land located on Howell Mill Road in metropolitan Atlanta, Georgia, known as Paces Pavilion. Paces Pavilion is held in condominium ownership and contains approximately 30,800 rentable square feet.

All of the tenants at Paces Pavilion are in the business of providing various medical services. As of December 31, 2005, the following three tenants occupied 10% or more of the rentable space: Eye Consultants of Atlanta; Peachtree Park Pediatrics, LLP; and King, Sanderson & Heidecker. Eye Consultants of Atlanta occupies two suites comprising 11,757 rentable square feet (or approximately 38% of the premises) with annual base rent payable of approximately $244,000 and a lease expiration date of December 31, 2006. Peachtree Park Pediatrics, LLP occupies 5,906 rentable square feet (or approximately 19% of the premises) with annual base rent payable of approximately $119,000 and a lease expiration date of March 31, 2014. King, Sanderson & Heidecker occupies 3,752 rentable square feet (or approximately 12% of the premises) with annual base rent payable of approximately $91,000 and a lease expiration date of December 31, 2007.

Black Oak Plaza

On December 31, 1986, the Partnership acquired a portion of a retail shopping center located in Metropolitan Knoxville, Tennessee known as Black Oak Plaza which was initially developed in 1981. Black Oak Plaza contains a total of approximately 175,000 square feet and is currently occupied by multiple tenants, including

Kmart department store (“Kmart”) and Kroger Food/Drug (“Kroger”). The Partnership does not own the portion of the shopping center occupied by Kmart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 69,000 rentable square feet. As of December 31, 2005, Black Oak Plaza was leased to multiple tenants with no single tenant occupying more than 10% of the premises.

Wells-Baker Associates

In April 1985, Wells-Baker Associates was formed for the purpose of investing in commercial real estate properties. The Partnership and Wells & Associates, Inc. held equity interests of approximately 90% and 10%, respectively, in Wells-Baker Associates based on their respective cumulative capital contributions. As of December 31, 2005, Wells-Baker Associates has disposed of all of its real estate assets and does not intend to invest in additional properties. Wells-Baker Associates wound up its affairs in 2005 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the partners. We intend to terminate Wells-Baker Associates in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Peachtree Place

Wells-Baker Associates acquired two commercial office buildings located on Holcomb Bridge Road in Norcross, Gwinnett County, Georgia known as Peachtree Place. The land on which Peachtree Place was developed was originally acquired by Wells & Associates, Inc. for a purchase price of approximately $190,000. Upon the formation of Wells-Baker Associates, Wells & Associates, Inc. contributed the land and the Partnership contributed cash to Wells-Baker Associates as their respective initial capital contributions.

On August 31, 2000, Wells-Baker Associates sold one of its commercial office buildings, 3875 Peachtree Place, to an unrelated third party for a gross sale price of approximately $773,000. As a result of this sale, the Partnership was allocated a gain of approximately $241,000 and received net sale proceeds of approximately $634,000. On June 18, 2004, Wells-Baker Associates sold the second commercial office building, 3867 Peachtree Place, to an unrelated third party for a gross sale price of $1,030,000. As a result of this sale, the Partnership was allocated a gain of approximately $314,000 and received net sale proceeds of approximately $858,000.

Fund I-II Tucker Associates

In December 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. As of December 31, 2005, the Partnership and Fund II-IIOW Associates held equity interests of approximately 52% and 48%, respectively, in the following property based on their respective cumulative capital contributions to Fund I-II Tucker Associates.

Heritage Place

Fund I-II Tucker Associates developed and constructed Heritage Place, a retail shopping center containing approximately 30,000 square feet and a commercial office building complex containing approximately 67,000 square feet and located in Tucker, Georgia.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross sale price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $152,000 and received net sale proceeds of approximately $1,665,000.

As of December 31, 2005, no individual tenant occupied 10% or more of the total rentable square footage of the property. The principal businesses of the tenants at Heritage Place include primarily commercial office services.

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

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding Class B Units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of December 31, 2005, Wells Capital had incurred approximately $624,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

The plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding Class B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the Court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. After both sides had filed briefs in support of their respective positions, on February 15, 2006, the Court heard argument on plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow plaintiffs thirty days within which to file a notice of appeal.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2006, the Partnership had 98,716 outstanding Class A Units held by a total of 3,219 limited partners and 42,568 outstanding Class B Units held by a total of 897 limited partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Unit Valuation

Because fiduciaries of retirement plans subject to the Employee Retirement Income Security Act (“ERISA”) and the Individual Retirement Account (“IRA”) custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2005, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2005, to be approximately $151.00 per Class A Unit and $11.12 per Class B Unit. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. These estimated valuations assume, and are applicable only to, limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that the Partnership is in the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $60.17 per Class A Unit and $2.23 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

Operating Distributions

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

The Partnership reserved distributions to limited partners for each quarter of 2005 in order to fund indemnification obligations anticipated in connection with the litigation discussed in Part II, Item 1, and anticipated lease-up costs with increasing occupancy of Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place as well as anticipated capital improvements for Black Oak Plaza and Heritage Place.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2005	2004	2003	2002	2001
Total assets	$11,842,891	$19,967,961	$20,439,772	$21,285,215	$22,287,510
Equity in income of Joint Venture	$(31,787)	$(17,098)	$139,039	$102,801	$671,097
Total revenues	$1,268,686	$1,305,821	$1,195,130	$1,205,475	$2,341,663
Net income (loss)	$(31,433)	$(410,610)	$(508,763)	$(410,907)	$1,734,777
Net income (loss) allocated to partners:
Class A Limited Partners	$(137,569)	$(410,610)	$(508,763)	$(211,995)	$1,649,997
Class B Limited Partners	$106,136	$0	$0	$(198,912)	$84,780
Cash Distributions per weighted-average Class A Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of Capital	$0.00	$0.00	$2.50	$10.00	$10.16
Cash Distributions per weighted-average Class B Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of Capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$59.71	$0.00	$0.00	$0.00	$0.00
Class B	$2.49	$0.00	$0.00	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A of this report.

Overview

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold three assets and a portion of another. We are continuing the disposition process, having selected a broker to market Paces Pavilion and Heritage Place – Office properties for sale. We continue to aggressively pursue leasing opportunities that will increase occupancy at the remaining properties that we believe will result in the best disposition pricing for our limited partners.

The General Partners are currently reserving operating cash flows to limited partners in order to fund any anticipated indemnification obligations in connection with the litigation discussed herein, future operating costs, lease-up costs anticipated with attempts to increase occupancy at Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place, and anticipated capital improvements for Black Oak Plaza and Heritage Place. After paying liabilities and establishing reserves deemed necessary by the General Partners, the Partnership distributed net sale proceeds of approximately $6,000,000 to limited partners in August 2005. To date, we have returned, or announced plans to return, total net sale proceeds of approximately $6,000,000 to the limited partners from original gross capital contributions of approximately $35,321,000.

Property Summary

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned, or previously owned, by the Partnership or its Joint Ventures is provided below:

•	Crowe’s Crossing was sold on January 11, 2001.

•	Cherokee Commons was sold on October 1, 2001.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold on April 7, 2003. The remaining office component is approximately 49% leased, and leasing efforts continue.

•	Peachtree Place originally included two buildings. One building was sold on August 31, 2000, and the remaining building sold on June 18, 2004.

•	Paces Pavilion continues to operate at an approximately 90% occupancy level.

•	Black Oak Plaza is approximately 73% leased, and leasing efforts at the center continue.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy experienced a moderate rate of growth at the end of 2005. Actual gross domestic product (“GDP”) grew at an annual rate of 1.1% for the fourth quarter of 2005, which declined from an annual growth rate of 4.1% for the third quarter of 2005. The decline in the rate of economic growth for the fourth quarter of 2005 is primarily attributable to corresponding declines in consumer and federal government spending and net exports. Annual GDP growth is projected to remain in the range of 3% during 2006. The economy is anticipated to grow at a slower pace during 2006 due to rising energy prices and growing trade deficits. However, the rate of job growth relative to the labor force is expected to continue to improve in 2006, partially due to a shrinking labor force.

The U.S. office real estate market has shown some improvement over the past two years. The continued improvement of the overall economy is having a positive impact on office real estate fundamentals in certain markets. Office employment has grown moderately over the last year, and the pace is anticipated to accelerate in future years. The source of the future growth is projected to come predominately from the service sector. The U.S. office vacancy rate declined from approximately 14.1% for the third quarter of 2005 to approximately 13.6% for the fourth quarter of 2005. Positive absorption and low levels of new construction are projected to lead to a further reduction in vacancy in 2006. Increased tenant demand and steady absorption is expected to continue to contribute to positive rental rate growth in certain markets. Many markets are expected to move from the recovery cycle to the expansion cycle during 2006. The strength of office real estate market fundamentals will vary by location, as market conditions and real estate fundamentals differ based on geographical region, metropolitan area, and submarket.

The real estate capital transactions market remains relatively healthy and exceedingly liquid. The national transaction volume has grown at an average annual rate of over 50% during the past two years. Capitalization rates (“Cap rates”), or required first-year returns on real estate investments, remain low and we believe are likely to remain flat through 2006. The spread between average cap rates and 10-year U.S. Treasuries remained relatively stable in 2005. We believe that, absent a significant movement in interest rates or a significant decrease in capital flows into the real estate market, cap rates will remain at or near their current levels.

Impact of Economic Conditions to the Partnership

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which we may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties in which we own an interest. Specifically, in instances where leases were executed at a time when the market demanded higher rental rates as compared to today, new leasing activities could actually result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may still face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Partnership, directly and through the Joint Ventures, with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs, other capital improvements, and portfolio expenses. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners. Unless distributions of operating cash flows are reserved, distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensure that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

Cash used in operating activities, including operating distributions received from Fund I-II Tucker Associates, was approximately $1,777,000 and $293,000 for the years ended December 31, 2005 and 2004, respectively, as compared to cash provided by operating activities of approximately $314,000 for the year ended December 31, 2003. The 2005 increase in use of cash is primarily attributable to the payment of deferred management and leasing fees to Wells Management in March 2005 of approximately $2,254,000 (See Note 5 of the accompanying consolidated financial statements). The 2004 reduction is primarily attributable to reductions in operating cash flows generated by the retail portion of Heritage Place which sold in April 2003 and Peachtree Place which sold in June 2004.

We expect operating distributions from the Joint Venture to remain low in the near term, as we intend to maintain operating cash flow otherwise distributable to the Partnership at the joint venture level in order to fund our pro-rata share of anticipated re-leasing costs for the remaining office portion of Heritage Place. Future operating distributions payable to limited partners will be largely dependent upon the amount of cash generated from the properties owned directly by the Partnership or through its Joint Venture, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by the Joint Venture.

During the year ended December 31, 2005, we invested (i) approximately $404,000 of net sale proceeds in Fund I-II Tucker Associates to fund payment of the deferred management and leasing fees to Wells Management described above, and (ii) approximately $168,000 in building improvements for Black Oak Plaza. We distributed net sale proceeds of approximately $6,000,000 to limited partners in August 2005.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $408,000, as of December 31, 2005. We anticipate that we will be able to fund our proportionate share of the anticipated capital expenditures noted above using current and future operating cash flow and net sale proceeds currently being reserved.

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

As of December 31, 2005, we had received, used, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of December 31, 2005	Undistributed Net Proceeds Currently Being Reserved as of December 31, 2005
				Amount	Purpose

Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fees	$0	$0

Crowe’s Crossing (sold in 2001)	6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fees	5,005,565	0

Cherokee Commons (sold in 2001)	8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fees	994,435	1,108,343

Heritage Place retail portion (sold in 2003)	3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fees	0	1,398,154

Peachtree Place (remainder sold in 2004)	953,670	90.0%	857,826	253,200	• Payment of deferred management fees	0	604,626

Total			$11,769,403	$2,658,280		$6,000,000	$3,111,123

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of substantially all of the undistributed net sale proceeds above will be required to fund the Partnership’s share of anticipated re-leasing costs and capital improvements at Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place.

Results of Operations

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Continuing Operations

Rental income and reimbursement income at $1,041,344 and $129,251, respectively, for the year ended December 31, 2004 was relatively stable at $1,023,591 and $122,343, respectively, for the year ended December 31, 2005. Rental income and reimbursement income are expected to continue to decrease in future periods as a result of the sale of properties in future periods.

Bad debt recoveries decreased from $50,563 for the year ended December 31, 2004 to $0 for the year ended December 31, 2005, primarily as a result of collecting operating reimbursements due from tenants at Black Oak Plaza that were previously deemed to be uncollectible in prior periods. Bad debt recoveries are not anticipated to be significant in future periods.

Interest and other income increased from $84,663 for the year ended December 31, 2004 to $122,752 for the year ended December 31, 2005, primarily as a result of higher interest rate earned on the net sale proceeds held by the Partnership during 2005. Future levels of interest income will be largely dependent upon the timing of utilizing net sale proceeds for anticipated re-leasing costs and capital improvements at Paces Pavilion, Black Oak Plaza, and the remaining office portion of Heritage Place and the fluctuation in future interest rate yields.

Property operating costs decreased from $537,507 for the year ended December 31, 2004 to $428,816 for the year ended December 31, 2005, primarily as a result of a reduction in (i) utility usage by the tenants resulting from less overtime services needed; (ii) real estate taxes incurred by the properties; and (iii) premiums incurred for property insurance. Property operating costs are expected to continue to decrease in future periods as a result of the sale of properties in future periods.

Depreciation of real estate decreased from $406,095 for the year ended December 31, 2004 to $266,931 for the year ended December 31, 2005, primarily due to changing the useful life of buildings from 25 to 40 years effective July 1, 2004. Depreciation and amortization are expected to continue to decrease in future periods as a result of the sale of properties in future periods.

Legal and accounting decreased from $758,700 for the year ended December 31, 2004 to $238,056 for the year ended December 31, 2005, primarily due to resolving certain aspects of the litigation discussed in Part II, Item 1, during the second half of 2004. Legal and accounting costs are expected to increase in future periods as a result of implementing and complying with additional reporting and regulatory requirements.

Management and leasing fees have increased from $101,539 for the year ended December 31, 2004 to $121,618 for the year ended December 31, 2005, primarily as a result of entering into new leases for previously vacant space at Black Oak Plaza. Management and leasing fees are expected to fluctuate in future periods, primarily due to increases resulting from the extent to which we are able to re-lease currently vacant space at Paces Pavilion, Black Oak Plaza, and Heritage Place and decreases resulting from the sale of properties in the current and future periods.

Equity in loss of Joint Venture was $(31,787) and $(17,098) for 2005 and 2004, respectively. The 2005 decrease, as compared to 2004, is primarily attributable to (i) a decrease in rental income and reimbursement income as a result of the decrease in occupancy at Heritage Place, partially offset by (ii) a reduction in depreciation expense for building assets resulting from a change in the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004. Future equity in loss of Joint Venture is expected to increase upon increasing the occupancy of Heritage Place; however, there are no assurances as to when and at what rental rates we will be able to re-lease this currently vacant space (approximately 50% of the property).

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of property sold as discontinued operations for all periods presented. Income from discontinued operations decreased from approximately $315,113 for the year ended December 31, 2004 to approximately $1,221 for the year ended December 31, 2005, primarily as a result of recognizing the gain on the sale of Peachtree Place in June 2004. We do not expect future income from discontinued operations to be comparable with prior periods, as such income is subject to existence and timing of future property dispositions.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2003

Continuing Operations

Rental income and reimbursement income increased from $960,609 and $105,616, respectively, for the year ended December 31, 2003 to $1,041,344 and $129,251, respectively, for the year ended December 31, 2004, primarily due to (i) the increases in occupancy of Black Oak Plaza and (ii) additional tenant reimbursements due to additional extra-hours HVAC reimbursements billed to tenants at Paces Pavilion.

Bad debt recoveries increased from $0 for the year ended December 31, 2003 to $50,563 for the year ended December 31, 2004, primarily as a result collecting operating reimbursements due from tenants at Black Oak Plaza that were previously deemed to be uncollectible in 2004.

Interest and other income decreased from $128,905 for the year ended December 31, 2003 to $84,663 for the year ended December 31, 2004, primarily as a result of a reduction in the interest rate earned on the net sale proceeds held by the Partnership in 2004.

Property operating costs increased from $342,425 for the year ended December 31, 2003 to $537,507 for the year ended December 31, 2004, primarily as a result of the increases in occupancy at Black Oak Plaza in 2004.

Depreciation of real estate decreased from $539,701 for the year ended December 31, 2003 to $406,095 for the year ended December 31, 2004, primarily due to (i) changing the useful life of buildings from 25 to 40 years effective July 1, 2004, partially offset by (ii) an increase in depreciation expense resulting from placing tenant improvements in service for Paces Pavilion in 2004.

Legal and accounting increased from $665,575 for the year ended December 31, 2003 to $758,700 for the year ended December 31, 2004, primarily due to the litigation discussed in Part II, Item 1, filed in January 2003.

Equity in income (loss) of Joint Venture was $(17,098) and $139,039 for 2004 and 2003, respectively. The 2004 decrease, as compared to 2003, is primarily attributable to (i) the gain recognized by Fund I-II Tucker Associates on the sale of the retail portion of Heritage Place in April 2003, and (ii) the corresponding reduction in 2004 operating income following this sale.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of properties sold as discontinued operations for all periods presented. Income (loss) from discontinued operations increased from approximately $(19,271) for the year ended December 31, 2003 to approximately $315,113 for the year ended December 31, 2004, primarily as a result of recognizing the gain on the sale of Peachtree Place in June 2004.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and Fund I-II Tucker Associates, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the third quarter of 2004, the Partnership completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in an increase to net income of approximately $93,000, or $0.94 per unit, for Class A Units, and a decrease to loss of approximately $79,000, or $1.86 per unit, for Class B Units for the year ended December 31, 2004. The Partnership believes that the change more appropriately reflects the estimated useful lives of the respective building assets and is consistent with prevailing industry practice. In the event that the we use inappropriate useful lives or methods for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2005.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for property management and leasing services and reimbursement of operating costs. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A of this report.

Subsequent Event

On March 1, 2006, Fund I-II Tucker Associates entered into a purchase and sale agreement to sell Heritage Place to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 10, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, we believe that the closing of this transaction is likely to occur during the second quarter of 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent registered public accountants during the years ended December 31, 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital, our corporate General Partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole director and the president of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 62, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, president, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association.

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

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

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against the Partnership, Wells Capital and Mr. Wells, our General Partners, and Wells Management. See Part I, Item 3 for additional information regarding the Hendry Action.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of our General Partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on our review of copies of these reports furnished to us by the officers and directors of our General Partner, we believe that the officers and directors of our General Partner listed below did not timely file initial Form 3 reports pursuant to Section 16(a) filing requirements (there are no individuals who own 10% of any class of equity interests in the Partnership). In addition, Leo F. Wells, III and Angeline J. Wells inadvertently failed to report prior issuances of units on such Form 3 reports when those reports were filed with the SEC. All such issuances were subsequently reported on amended Form 3 reports.

Name	Report	No. of Late Reports	No. of Late Transactions	Date Form Filed
Robert E. Bowers	Form 3	1	0	June 1, 2005
Thomas F. Brittelle	Form 3	1	0	June 1, 2005
Linda L. Carson	Form 3	1	0	June 1, 2005
Stephen G. Franklin, Sr.	Form 3	1	0	June 1, 2005
Randy Fretz	Form 3	1	0	June 1, 2005
Angeline J. Wells	Form 3	2	1	June 1, 2005 and March 16, 2006
Leo F. Wells, III	Form 3	2	3	June 1, 2005 and March 16, 2006
Douglas P. Williams	Form 3	1	0	June 1, 2005
Donald A. Miller	Form 3	1	0	July 8, 2005

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate General Partner, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the

Senior Vice President, of our corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate General Partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

As of December 31, 2005, the Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our General Partner. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2006.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	519 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 146 Class A Units and 222 Class B Units through an Individual Retirement Account and 151 Class B Units through Wells Capital, Inc, which is a wholly owned subsidiary of Wells Real Estate Funds, Inc.

(c)	No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following are compensation and fees we pay to our General Partners and their affiliates in connection with our operations:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners are entitled to receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a partnership management fee. The General Partners did not receive any distributions of cash from operations or net sale proceeds from the Partnership during 2005.

Management and Leasing Fees

Wells Management, an affiliate of our General Partners, is entitled to compensation for the management and leasing of our properties, owned directly or through joint ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773. Of this amount, $778,736 was due from Fund I-II Tucker Associates and was, therefore, included in investment in joint venture, while the remaining $2,254,037 was recorded as due to affiliates. All of such deferred management and leasing fees were repaid to Wells Management in March 2005, following which all future management and leasing fees incurred by the properties owned by the Partnership directly and through its interest in Fund I-II Tucker Associates have paid currently. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures was $74,307, 80,114, and $83,762 for the years ended December 31, 2005, 2004, and 2003, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $136,887, $138,633, and $71,947 for the years ended December 31, 2005, 2004, and 2003, respectively.

Due to Affiliates

As of December 31, 2005 and 2004, due to affiliates was comprised of the following amounts:

	2005	2004
Management and leasing fees due to Wells Management	$439	$2,254,037
Reimbursement of administrative costs due to Wells Management and/or Wells Capital	17,045	19,506
Other	605	7,846

	$18,089	$2,281,389

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2005, 2004, or 2003.

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

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2005, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint venture in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Ernst & Young, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2005 and 2004, are set forth in the table below.

	2005	2004
Audit Fees	$33,638	$31,103
Audit-Related Fees	0	0
Tax Fees	15,704	8,964
All other Fees	0	0

Total	$49,342	$40,067

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2005 and 2004, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. The financial statements are contained on pages F-2 through F-34 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)	2. Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 28, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2006	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund I

We have audited the accompanying consolidated balance sheets of Wells Real Estate Fund I (the “Partnership”) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Fund I and subsidiary at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$1,238,819	$1,238,819
Building and improvements, less accumulated depreciation of $7,020,755 and $6,753,824 as of December 31, 2005 and 2004, respectively	3,813,692	3,825,833

Total real estate assets	5,052,511	5,064,652
Investment in joint venture	2,515,508	2,210,305
Cash and cash equivalents	3,942,166	12,304,254
Accounts receivable, net	142,791	122,833
Deferred leasing costs, net	98,069	137,204
Other assets	91,846	128,713

Total assets	$11,842,891	$19,967,961

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$298,543	$207,604
Accrued capital expenditures	87,286	0
Deferred income	3,822	12,168
Due to affiliates	18,089	2,281,389
Minority interest	0	216

Total liabilities	407,740	2,501,377

Commitments and contingencies	0	0

Partners’ capital:
Limited partners:
Class A – 98,716 units issued and outstanding	11,435,151	17,466,584
Class B – 42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	11,435,151	17,466,584

Total liabilities and partners’ capital	$11,842,891	$19,967,961

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$1,023,591	$1,041,344	$960,609
Reimbursement income	122,343	129,251	105,616
Bad debt recoveries	0	50,563	0
Interest and other income	122,752	84,663	128,905

Total revenues	1,268,686	1,305,821	1,195,130

EXPENSES:
Property operating costs	428,816	537,507	342,425
Depreciation	266,931	406,095	539,701
Legal and accounting	238,056	758,700	665,575
Partnership administration	208,077	197,741	151,039
Management and leasing fees	121,618	101,539	97,288
Bad debt expense	6,055	12,864	27,633

Total expenses	1,269,553	2,014,446	1,823,661

LOSS FROM REAL ESTATE OPERATIONS	(867)	(708,625)	(628,531)

EQUITY IN INCOME (LOSS) OF JOINT VENTURE	(31,787)	(17,098)	139,039

LOSS FROM CONTINUING OPERATIONS	(32,654)	(725,723)	(489,492)

DISCONTINUED OPERATIONS:
Operating income (loss)	0	959	(21,424)
Gain on sale of real estate assets	0	349,361	0
Minority interest income (expense)	1,221	(35,207)	2,153

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,221	315,113	(19,271)

NET LOSS	$(31,433)	$(410,610)	$(508,763)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Class A limited partners:
Loss from continuing operations	$(137,569)	$(592,728)	$(489,492)
Income (loss) from discontinued operations	0	182,118	(19,271)

Net loss allocated to Class A limited partners	$(137,569)	$(410,610)	$(508,763)

Class B limited partners:
Income (loss) from continuing operations	$106,136	$(132,995)	$0
Income from discontinued operations	0	132,995	0

Net income allocated to Class B limited partners	$106,136	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Loss from continuing operations	$(1.39)	$(6.00)	$(4.95)
Income (loss) from discontinued operations	0.00	1.84	(0.20)

Net loss per Class A limited partner unit	$(1.39)	$(4.16)	$(5.15)

Class B units:
Income (loss) from continuing operations	$2.49	$(3.12)	$0.00
Income from discontinued operations	0.00	3.12	0.00

Net income per Class B limited partner unit	$2.49	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Limited Partners				General	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount	Partners
BALANCE, December 31, 2002	98,716	$18,632,747	42,568	$0	$0	$18,632,747

Net loss	0	(508,763)	0	0	0	(508,763)
Distributions of operating cash flow ($2.50 per Class A Unit)	0	(246,790)	0	0	0	(246,790)

BALANCE, December 31, 2003	98,716	17,877,194	42,568	0	0	17,877,194

Net loss	0	(410,610)	0	0	0	(410,610)

BALANCE, December 31, 2004	98,716	17,466,584	42,568	0	0	17,466,584

Net income (loss)	0	(137,569)	0	106,136	0	(31,433)
Distributions of net sale proceeds ($59.71 and $2.49 per Class A Unit and Class B Unit, respectively)	0	(5,893,864)	0	(106,136)	0	(6,000,000)

BALANCE, December 31, 2005	98,716	$11,435,151	42,568	$0	$0	$11,435,151

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,433)	$(410,610)	$(508,763)
Operating distributions received from joint ventures	67,252	41,545	193,873
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate assets	0	(349,361)	0
Depreciation	266,931	416,982	584,906
Amortization of deferred leasing costs	53,873	31,471	37,446
Equity in (income) loss of joint ventures	31,787	17,098	(139,039)
Minority interest	(1,221)	35,207	(2,153)
Operating changes in assets and liabilities:
Increase in accounts receivable, net	(19,958)	(42,765)	(20,693)
Decrease (increase) in other assets	36,867	(32,385)	1,214
Increase (decrease) in accounts payable, accrued expenses, and refundable security deposits	90,939	(80,188)	100,990
(Decrease) increase in deferred income	(8,346)	12,168	0
(Decrease) increase in due to affiliates	(2,263,300)	68,237	66,074

Net cash (used in) provided by operating activities	(1,776,609)	(292,601)	313,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate assets	0	953,670	0
Net sale proceeds received from joint venture	0	27,824	1,665,121
Investment in real estate assets	(167,504)	(57,824)	(70,907)
Investment in deferred leasing costs	(14,738)	(7,601)	(18,311)
Investment in joint venture	(404,242)	(15,572)	0

Net cash (used in) provided by investing activities	(586,484)	900,497	1,575,903

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(6,000,000)	0	0
Distributions paid to limited partners in excess of accumulated operating income	0	0	(493,592)
Contributions from minority interest partner	1,005	0	0
Distributions to minority interest partner	0	(96,625)	(7,999)

Net cash used in financing activities	(5,998,995)	(96,625)	(501,591)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,362,088)	511,271	1,388,167

CASH AND CASH EQUIVALENTS, beginning of year	12,304,254	11,792,983	10,404,816

CASH AND CASH EQUIVALENTS, end of year	$3,942,166	$12,304,254	$11,792,983

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred management and leasing fees due to affiliate assumed by minority interest partner	$0	$26,857	$0

Write-off of fully amortized deferred leasing costs	$50,357	$0	$0

Accrued capital expenditures	$87,286	$0	$0

Partnership distributions payable	$0	$0	$164,908

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

2. Black Oak Plaza

A retail shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc. (1)	1. Peachtree Place(2) A commercial office building located in suburban Atlanta, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates” or the “Joint Venture”)	• Wells Real Estate Fund I • Fund II and Fund II-OW(3) (“Fund II-IIOW Associates”)	2. Heritage Place(4) A commercial office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is an affiliate of the General Partners.

(2)	This property originally included two office buildings; one building was sold in August 2000, and the remaining building was sold in June 2004.

(3)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(4)	The retail portion of this property (approximately 30%) was sold in April 2003.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Partnership adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, effective March 31, 2004. The Partnership has evaluated Wells-Baker Associates under the provisions of FIN 46(R) and concluded that it is not a VIE. Accordingly, upon applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership concluded that Wells-Baker Associates should be consolidated and has, therefore, included the accounts of the Wells-Baker Associates in the accompanying consolidated financial statements. The Partnership’s interest in Wells-Baker Associates was approximately 90% as of December 31, 2005 and 2004. All significant intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Partnership’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro-rata share of operating costs incurred. All of the Partnership’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rental income in the accompanying consolidated balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.

The Partnership records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition and advisory fees and acquisition expense reimbursements incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The real estate assets owned directly by the Partnership or through the Joint Venture, are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

The Partnership continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Partnership has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2005.

In the third quarter of 2004, the Partnership completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in an increase to net income of approximately $93,000, or $0.94 per unit, for Class A Units, and a decrease to loss of approximately $79,000, or $1.86 per unit, for Class B Units for the year ended December 31, 2004. The Partnership believes that the change more appropriately reflects the estimated useful lives of the respective building assets and is consistent with prevailing industry practice. In the event that the Partnership uses inappropriate useful lives or methods for depreciation, its net income would be misstated.

Investment in Joint Venture

The Partnership adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, effective March 31, 2004. The Partnership and its partners in the Joint Venture have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such venture. Management has evaluated the Joint Venture and determined that it is not a variable interest entity under the provisions of FIN 46(R) because such joint venture does not conduct substantially all of its activities on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined that the joint venture partners are not related parties, as defined in FIN 46(R) and Statement of Financial Accounting Standard (“SFAS”) No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

In the third quarter of 2004, Fund I-II Tucker Associates completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine the Partnership’s weighted-average composite useful lives of their real estate assets. As a result of this review, effective July 1, 2004, Fund I-II Tucker Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years. The Partnership believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to the Partnership’s net income of approximately $49,000 for the year ended December 31, 2004. In the event that Fund I-II Tucker Associates utilize inappropriate useful lives or methods of depreciation, the Partnership’s net income would be misstated.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable is comprised of rent and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $6,415 and $5,793 are included in accounts receivable, net, as of December 31, 2005 and 2004, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $101,119 and $97,603 as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets as of December 31, 2005 and 2004 are comprised of the following items:

	2005	2004
Refundable security deposits	$87,215	$102,883
Prepaid insurance	4,631	6,541
Prepaid association dues	0	19,289

Total	$91,846	$128,713

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Partnership may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid insurance and prepaid association dues are recognized over the periods to which the respective contract or membership relates. Balances without a future economic benefit are written off as they are identified.

Minority Interest

Minority interest represents the interest of Wells & Associates, Inc. in Wells-Baker Associates. As of December 31, 2005 and 2004, Wells & Associates, Inc.’s interest in Wells-Baker Associates was approximately 10%. Minority interest is adjusted for contributions, distributions, and earnings (loss) attributable to the minority interest partners of Wells-Baker Associates. Pursuant to the terms of the joint venture agreement, all earnings and distributions are allocated to the partners of Wells-Baker Associates in accordance with the respective ownership interests. Earnings allocated to such minority interest partners are recorded as minority interest in income (expense) in the consolidated statements of operations.

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

Distribution of Net Sale Proceeds

As more fully described in the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary at the sole discretion of the General Partners, net sale proceeds from the sale of the Partnership’s properties, unless reserved, are distributed to partners in accordance with their relative positive capital account balances after the allocation of any gain on sale.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on the Partnership’s financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Partnership. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Partnership may have undetected asbestos at certain of the Partnership’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Partnership is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURE

Due from Joint Venture

As of December 31, 2005 and 2004, Due from Joint Venture represents the Partnership’s share of operating cash flow to be distributed from Fund I-II Tucker Associates for the fourth quarters of 2005 and 2004, respectively.

Summary of Investment

The Partnership’s investment and approximate ownership percentage in Fund I-II Tucker Associates as of December 31, 2005 and 2004 is summarized below:

2005		2004
Amount	Percent	Amount	Percent
$2,515,508	52%	$2,210,305	52%

Summary of Activity

Roll-forwards of the Partnership’s investment in Fund I-II Tucker Associates for the years ended December 31, 2005 and 2004 are provided below:

	2005	2004
Investment in joint venture, beginning of year	$2,210,305	$2,263,584
Equity in loss of joint venture	(31,787)	(17,098)
Investment in joint venture	404,242	15,572
Distributions from joint venture	(67,252)	(51,753)

Investment in joint venture, end of year	$2,515,508	$2,210,305

Summary of Financial Information

Condensed financial information for the unconsolidated joint venture as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003, is provided below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Fund I-II Tucker Associates	$4,934,963	$5,150,010	$89,061	$892,054	$4,845,902	$4,257,956

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income (Loss)(1)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Fund I-II Tucker Associates	$705,550	$716,179	$730,036	$(61,235)	$(32,940)	$(108,029)	$0	$0	$375,875	$(61,235)	$(32,940)	$267,846

(1)	Effective July 1, 2004, Fund I-II Tucker Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in increases to net income for year ended December 31, 2004 of approximately $49,200. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2005			2004			2003
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund I-II Tucker Associates	$0	$0	$0	$0	$0	$0	$82,948	$292,927	$375,875

4.	DISCONTINUED OPERATIONS

The Partnership sold the Peachtree Place property on June 18, 2004. The results of operations of Peachtree Place, which are recorded as discontinued operations in the accompanying consolidated statements of operations, are presented below:

	2005	2004	2003
Total property revenues	$0	$95,737	$136,178

Property operating costs	(1,221)	79,124	102,237
Depreciation	0	10,888	42,430
Management and leasing fees	0	4,766	12,935

Total expenses	(1,221)	94,778	157,602

Operating income (loss)	0	959	(21,424)
Gain on sale of real estate assets	0	349,361	0
Minority interest income (expense)	0	(35,207)	2,153

Income (loss) from discontinued operations	$1,221	$315,113	$(19,271)

5.	RELATED-PARTY TRANSACTIONS

Due to Affiliates

As of December 31, 2005 and 2004, due to affiliates was comprised of the following amounts:

	December 31, 2005	December 31, 2004
Management and leasing fees due to Wells Management	$439	$2,254,037
Administrative reimbursements due to Wells Management and/or Wells Capital	17,650	21,052
Other	0	6,300

	$18,089	$2,281,389

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

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773. Of this amount, $778,736 was due from Fund I-II Tucker Associates and was, therefore, included in investment in joint venture, while the remaining $2,254,037 was recorded as due to affiliates. All of such deferred management and leasing fees were repaid to Wells Management in March 2005, following which all future management and leasing fees incurred by the properties owned by the Partnership directly and through its interest in Fund I-II Tucker Associates have paid currently. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures was $74,307, 80,114, and $83,762 for the years ended December 31, 2005, 2004, and 2003, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $136,887, $138,633, and $71,947 for the years ended December 31, 2005, 2004, and 2003, respectively.

6.	RENTAL INCOME

The future minimum rental income due from the Partnership’s direct investments in real estate assets under non-cancelable operating leases at December 31, 2005 is presented below:

Year ending December 31:
2006	$963,363
2007	634,233
2008	431,252
2009	355,025
2010	243,939
Thereafter	541,002

$3,168,814

Two tenants generated approximately 25% and 12% of rental income for the year ended December 31, 2005, and two tenants will generate approximately 34% and 11% of future minimum rental income.

7.	PER-UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit will vary from the per-unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations due to, among other things, the timing of when the individual limited partners were admitted into the Partnership.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual investors.

8.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s consolidated financial statement net loss to net loss presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Consolidated financial statement net loss	$(31,433)	$(410,610)	$(508,763)
Increase (decrease) in net loss resulting from:
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	12,190	183,563 (1)	383,279
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	(530,814)	(530,815)	(531,408)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(155,234)	(1,752)	(229,963)
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(22,488)	(35,656)	26,204
Bad debt expense (recoveries) for financial reporting purposes in excess of amounts for income tax purposes	7,587	(45,624)	0
Other (includes meals and entertainment)	4,048	(14,564)	(28,816)

Consolidated income tax basis net loss	$(716,144)	$(855,458)	$(889,467)

(1)	Effective July 1, 2004, the Partnership extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying consolidated financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Consolidated financial statement partners’ capital	$11,435,151	$17,466,584	$17,877,194
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	5,076,800	5,064,610	4,881,047
Joint Venture change in ownership	14,293	14,293	14,293
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(97,150)	(74,662)	(39,006)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	306,931	837,745	1,368,560
Accumulated expenses capitalized for financial reporting purposes and expensed for income tax purposes, net of accumulated amortization	(2,086)	(2,086)	(2,086)
Partnership distributions payable	0	0	164,908
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(1,741,619)	(1,741,619)	(1,739,867)
Accumulated gain on investment upon winding down JV for financial reporting purposes in excess of amount for income tax purposes	(155,234)	0	0
Accumulated bad debt recoveries, net, for financial reporting purposes in excess of amounts for income tax purposes	(38,037)	(45,624)	0
Other, net (includes meals and entertainment)	(26,316)	(30,364)	(15,800)

Consolidated income tax basis partners’ capital	$14,772,733	$21,488,877	$22,509,243

9.	QUARTERLY RESULTS (UNAUDITED)

Summaries of the Partnership’s unaudited quarterly financial information for the years ended December 31, 2005 and 2004 are presented below:

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$334,752	$321,709	$298,766	$313,459
Expenses	$(337,860)	$(361,835)	$(360,010)	$(209,848)

Net income (loss) from real estate operations	$(3,108)	$(40,126)	$(61,244)	$103,611

Equity in income (loss) of joint venture	$5,166	$3,193	$(19,298)	$(20,848)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Class A limited partners:
Income (loss) from continuing operations	$2,554	$(36,887)	$(186,582)	$83,346
Income from discontinued operations	$0	$0	$0	$0

Net income (loss) allocated to Class A limited partners	$2,554	$(36,887)	$(186,582)	$83,346

Class B limited partners:
Income from continuing operations	$0	$0	$106,136	$0
Income from discontinued operations	$0	$0	$0	0

Net income allocated to Class B limited partners	$0	$0	$106,136	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Income (loss) from continuing operations	$0.03	$(0.37)	$(1.89)	$0.84
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per Class A limited partner unit	$0.03	$(0.37)	$(1.89)	$0.84

Class B units:
Income from continuing operations	$0.00	$0.00	$2.49	$0.00
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income per Class B limited partner unit	$0.00	$0.00	$2.49	$0.00

NET SALES PROCEEDS DISTRIBUTIONS PER LIMITED PARTNER UNIT:
Class A	$0.00	$0.00	$59.71	$0.00
Class B	$0.00	$0.00	$2.49	$0.00

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$298,592	$310,586	$300,873	$395,770
Expenses	$(630,445)	$(593,482)	$(362,321)	$(428,198)

Net loss from real estate operations	$(331,853)	$(282,896)	$(61,448)	$(32,428)

Equity in income (loss) of joint venture	$(14,805)	$(13,158)	$18,239	$(7,374)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Class A limited partners:
Income (loss) from continuing operations	$(346,658)	$(256,030)	$48,639	$(38,679)
Income (loss) from discontinued operations	$2,190	$196,827	$(22,875)	$5,976

Net income (loss) allocated to Class A limited partners	$(344,468)	$(59,203)	$25,764	$(32,703)

Class B limited partners:
Loss from continuing operations	$0	$(40,024)	$(92,971)	$0
Income from discontinued operations	0	$132,995	0	$0

Net income (loss) allocated to Class B limited partners	$0	$92,971	$(92,971)	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Income (loss) from continuing operations	$(3.51)	$(2.59)	$0.49	$(0.39)
Income (loss) from discontinued operations	$0.02	$1.99	$(0.23)	$0.06

Net income (loss) per Class A limited partner unit	$(3.49)	$(0.60)	$0.26	$(0.33)

Class B units:
Loss from continuing operations	$0.00	$(0.94)	$(2.18)	$0.00
Income from discontinued operations	$0.00	$3.12	$0.00	$0.00

Net income (loss) per Class B limited partner unit	$0.00	$2.18	$(2.18)	$0.00

10.	POTENTIAL TAX IMPACT ON LIMITED PARTNERS HOLDING CLASS B UNITS – AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses by investors that are allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29, which announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 of the American Jobs Creation Act of 2004 is granted, beginning in tax year 2006, and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

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

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding Class B Units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of December 31, 2005, Wells Capital had incurred approximately $624,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

The plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding Class B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant (Johnston), in which the Court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. After both sides had filed briefs in support of their respective positions, on February 15, 2006, the Court heard argument on plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow plaintiffs thirty days within which to file a notice of appeal.

12.	SUBSEQUENT EVENT

On March 1, 2006, Fund I-II Tucker Associates entered into a purchase and sale agreement to sell Heritage Place to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 10, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the second quarter of 2006.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

			Initial Cost			Gross Carrying Amount as of December 31, 2005
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(e)	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
PACES PAVILION(a)	100%	None	$515,078	$4,310,141	$848,368	$501,049	$5,172,538	$0	$5,673,587	$3,519,946	1986	12/27/85
BLACK OAK PLAZA(b)	90	None	727,500	3,835,189	1,836,990	737,770	5,658,009	3,900	6,399,679	3,500,809	1986	04/09/85

Total – Consolidated Fund I Properties			1,242,578	8,145,330	2,685,358	1,238,819	10,830,547	3,900	12,073,266	7,020,755

HERITAGE PLACE(c)	52	None	2,756,378	5,443,595	426,786	2,292,078	6,334,681	0	8,626,759	3,893,808	1987	09/04/86

Total – All Properties			$3,998,956	$13,588,925	$3,112,144	$3,530,897	$17,165,228	$3,900	$20,700,025	$10,914,563

(a)	Paces Pavilion is a 27% condominium interest in a medical office building located in Atlanta, Georgia, owned entirely by the Partnership.

(b)	Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.

(c)	Heritage Place is a commercial office complex located in Tucker, Georgia. It is owned by Fund I and Fund II Tucker. The retail portion of this property was sold April 7, 2003.

(d)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or the corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2002	$25,935,891	$11,297,945

2003 additions	68,132	582,131
2003 disposals	(4,503,994)	(1,381,197)

BALANCE AT DECEMBER 31, 2003	21,500,029	10,498,879

2004 additions	193,016	661,629
2004 disposals	(1,295,536)	(717,546)

BALANCE AT DECEMBER 31, 2004	20,397,509	10,442,962

2005 additions	302,516	471,601
2005 disposals	0	0

BALANCE AT DECEMBER 31, 2005	$20,700,025	$10,914,563

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund I and Fund II Tucker:

We have audited the accompanying balance sheets of Fund I and Fund II Tucker (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

FUND I AND FUND II TUCKER

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$2,292,078	$2,292,078
Building and improvements, less accumulated depreciation of $3,893,808 and $3,689,138 at December 31, 2005 and 2004, respectively	2,440,873	2,597,817

Total real estate assets	4,732,951	4,889,895

Cash and cash equivalents	43,935	82,706
Accounts receivable, net	72,887	75,798
Deferred leasing costs, net	51,913	64,528
Other assets	33,277	37,083

Total assets	$4,934,963	$5,150,010

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$86,752	$73,926
Due to affiliate	2,309	782,893
Deferred income	0	6,667
Partnership distributions payable	0	28,568

Total liabilities	89,061	892,054

Partners’ capital:
Wells Real Estate Fund I	2,515,508	2,210,305
Fund II and Fund II-OW	2,330,394	2,047,651

Total partners’ capital	4,845,902	4,257,956

Total liabilities and partners’ capital	$4,934,963	$5,150,010

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$683,121	$710,707	$695,942
Reimbursement income	19,186	1,133	32,929
Interest and other income	3,243	4,339	1,165

Total revenues	705,550	716,179	730,036

EXPENSES:
Property operating costs	409,388	355,693	360,069
Depreciation	204,670	244,673	293,130
Joint venture administration	44,141	48,717	49,607
Management and leasing fees	60,866	62,466	95,375
Legal and accounting	27,448	32,878	39,294
Bad debt expense	20,272	4,692	590

Total expenses	766,785	749,119	838,065

NET LOSS FROM CONTINUING OPERATIONS	(61,235)	(32,940)	(108,029)

DISCONTINUED OPERATIONS:
Operating income	0	0	82,948
Gain on disposition	0	0	292,927

Income from discontinued operations	0	0	375,875

NET INCOME (LOSS)	$(61,235)	$(32,940)	$267,846

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
Balance, December 31, 2002	$3,900,488	$3,613,912	$7,514,400

Net income	139,039	128,807	267,846
Partnership distributions	(1,775,943)	(1,622,533)	(3,398,476)

Balance, December 31, 2003	2,263,584	2,120,186	4,383,770

Net loss	(17,099)	(15,841)	(32,940)
Partnership distributions	(36,180)	(56,694)	(92,874)

Balance, December 31, 2004	2,210,305	2,047,651	4,257,956

Net loss	(31,787)	(29,448)	(61,235)
Partnership distributions	(67,252)	(62,303)	(129,555)
Partnership contributions	404,242	374,494	778,736

Balance, December 31, 2005	$2,515,508	$2,330,394	$4,845,902

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(61,235)	$(32,940)	$267,846
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale	0	0	(292,927)
Depreciation	204,670	244,673	302,511
Amortization of deferred leasing costs	19,694	19,083	3,726
Operating changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	2,911	50	(80,097)
Decrease (increase) in other assets	3,806	(7,441)	42,031
Increase in accounts payable, accrued expenses, and refundable security deposits	12,826	16,318	12,875
(Decrease) increase in due to affiliate	(780,584)	21,271	20,161
(Decrease) increase in deferred income	(6,667)	(15,951)	24,507

Net cash (used in) provided by operating activities	(604,579)	245,063	300,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	0	0	3,207,708
Investment in real estate	(47,726)	(135,220)	(45,660)
Payment of deferred leasing costs	(7,079)	(54,794)	(2,436)

Net cash (used in) provided by investing activities	(54,805)	(190,014)	3,159,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(158,123)	(96,160)	(317,701)
Net sale proceeds distributions to joint venture partners	0	0	(3,207,708)
Contributions from joint venture partners	778,736	0	0

Net cash provided by (used in) financing activities	620,613	(96,160)	(3,525,409)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,771)	(41,111)	(65,164)

CASH AND CASH EQUIVALENTS, beginning of year	82,706	123,817	188,981

CASH AND CASH EQUIVALENTS, end of year	$43,935	$82,706	$123,817

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$28,568	$31,854

Write-off of fully amortized deferred leasing costs	$25,182	$0	$86,530

See accompanying notes.

FUND I AND FUND II TUCKER

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

During 1986, Wells Real Estate Fund I and Fund II and Fund II-OW entered into a Georgia general partnership to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW. The general partners of Wells Real Estate Fund I, Wells Real Estate Fund II, and Wells Real Estate Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. The Joint Venture owned 100% interest in Heritage Place, which originally consisted of a retail shopping and commercial office complex located in Tucker, Georgia.

On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture received net proceeds of approximately $3,208,000 and recognized a gain of $293,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate in which the Joint Venture has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $20,220 and $4,269 are included in accounts receivable, net, as of December 31, 2005 and 2004, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs include accumulated amortization of $43,274 and $48,762 as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets as of December 31, 2005 and 2004 are comprised of the following items:

	2005	2004
Refundable security deposits	$31,671	$35,023
Prepaid property insurance	1,606	2,060

Total	$33,277	$37,083

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at the remaining property. Because the obligation to remove asbestos from this property has an indeterminate settlement date, the Joint Venture is unable to reasonably estimate the fair value of this obligation. To the extent that this property undergoes major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of this property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Real Estate Fund I and Fund II and Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund I, Wells Real Estate Fund II, and Wells Real Estate Fund II-OW. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Joint Venture. As of December 31, 2004, the Joint Venture owed aggregate management and leasing fees to Wells Management of $778,736, which was paid in 2005. Accordingly, the Joint Venture has paid management and leasing fees to Wells Management from current operating cash flow during 2005.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2005, 2004, and 2003, the Joint Venture reimbursed $39,777, $41,834, and $39,396, respectively, to Wells Management and its affiliates for these services.

Due to Affiliate

As of December 31, 2005 and December 31, 2004, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2005	2004
Management and leasing fees	$620	$780,364
Reimbursement of administration costs	1,689	2,529

	$2,309	$782,893

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statement of operations for all periods presented. On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The results of discontinued operations of the retail portion of Heritage Place included in the accompanying statement of operations for the year ended December 31, 2003 is summarized below:

2003
Total property revenues	$122,985

Property operating costs	23,277
Depreciation	9,381
Management and leasing fees	7,379

Total expenses	40,037

Operating income	82,948
Gain on disposition	292,927

Income from discontinued operations	$375,875

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2005 follows:

Year ending December 31:
2006	$603,145
2007	475,697
2008	359,816
2009	201,116
2010	114,410
Thereafter	37,819

$1,792,003

One tenant generated approximately 17% of rental income for the year ended December 31, 2005, and three tenants will generate approximately 34%, 10%, and 9% of future minimum rental income.

6.	SUBSEQUENT EVENT

On March 1, 2006, the Joint Venture entered into a purchase and sale agreement to sell Heritage Place to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 10, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Joint Venture believes the closing of this transaction is likely to occur during the second quarter of 2006.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

		Initial Cost			Gross Carrying Amount as of December 31, 2005
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(c)	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
HERITAGE PLACE(a)	None	$2,756,378	$5,443,595	$426,786	$2,292,078	$6,334,681	$0	$8,626,759	$3,893,808	1987	9/04/86

(a)	Heritage Place is a commercial office complex located in Tucker, Georgia. The retail portion of this property was sold on April 7, 2003.

(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2002	$12,947,809	$4,825,663

2003 additions	45,660	293,130
2003 dispositions	(4,549,656)	(1,674,328)

BALANCE AT DECEMBER 31, 2003	8,443,813	3,444,465

2004 additions	135,220	244,673

BALANCE AT DECEMBER 31, 2004	8,579,033	3,689,138

2005 additions	47,726	204,670

BALANCE AT DECEMBER 31, 2005	$8,626,759	$3,893,808

EXHIBIT INDEX

TO

2005 FORM 10-K

OF

WELLS REAL ESTATE FUND I

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*4		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Registration Statement of Wells Real Estate Fund I, Exhibit B to the Prospectus, File No. 2-91165)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(b)	Leasing and Tenant Coordination Agreement Between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(c)	Purchase Agreement for the acquisition of the Howell Mill Road Property dated December 27, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(d)	Leases between Registrant and Hospital Corporation of America (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(e)	Joint Venture Agreement of Wells-Baker Associates dated April 1, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(f)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(g)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(h)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(i)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(j)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10	(k)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10	(l)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

Exhibit Number	Description of Document

*10(m)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(n)	Custodial Agency Agreement between Wells Real Estate Fund I and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(o)	Purchase and Sale Agreement for the sale of the Crowe’s Crossing Shopping Center dated November 28, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2000, File No. 0-14463)

*10(p)	Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10(q)	Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Exhibit 4.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2002, File No. 0-14463)

*10(r)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, File No. 0-14463)

*10(s)	Purchase and Sale Agreement for the sale of Peachtree Place (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2004, Commission File No. 0-14463)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002