Form 10-Q
period 2006-03-31
WELLS REAL ESTATE FUND I
filed 2006-05-12
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund I (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31, 2006	December 31, 2005
Real Estate, at Cost:
Land	$1,238,819	$1,238,819
Building and improvements, less accumulated depreciation of $7,090,391 and $7,020,755 as of March 31, 2006 and December 31, 2005, respectively	3,744,056	3,813,692

Total real estate assets	4,982,875	5,052,511

Investment in joint ventures	2,089,946	2,515,508
Cash and cash equivalents	3,762,054	3,942,166
Accounts receivable, net	147,504	142,791
Due from Fund I and Fund II Tucker	8,927	0
Deferred leasing costs, net	91,992	98,069
Other assets	110,352	91,846

Total assets	$11,193,650	$11,842,891

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$185,458	$298,543
Accrued capital expenditures	5,021	87,286
Due to affiliates	13,144	18,089
Deferred income	11,693	3,822

Total liabilities	215,316	407,740

Partners’ capital:
Limited partners:
Class A – 98,716 units issued and outstanding	10,978,334	11,435,151
Class B – 42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	10,978,334	11,435,151

Total liabilities and partners’ capital	$11,193,650	$11,842,891

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2006	2005
REVENUES:
Rental income	$259,078	$262,958
Reimbursement income	44,161	39,502
Interest and other income	40,440	32,884

Total revenues	343,679	335,344

EXPENSES:
Legal and accounting	121,883	79,069
Property operating costs	112,914	120,661
Depreciation	69,636	66,927
Partnership administration	45,573	46,521
Management and leasing fees	24,329	25,274
Bad debt expense	9,526	0

Total expenses	383,861	338,452

LOSS FROM REAL ESTATE OPERATIONS	(40,182)	(3,108)

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	(416,635)	5,166

INCOME (LOSS) BEFORE MINORITY INTEREST	(456,817)	2,058

MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY	0	496

NET INCOME (LOSS)	$(456,817)	$2,554

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(456,817)	$2,554

CLASS B LIMITED PARTNERS	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(4.63)	$0.03

CLASS B	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	98,716	$17,466,584	42,568	$0	$0	$17,466,584

Net income (loss)	0	(137,569)	0	106,136	0	(31,433)
Distributions of net sale proceeds ($59.71 and $2.49 per Class A Unit and Class B Unit, respectively)	0	(5,893,864)	0	(106,136)	0	(6,000,000)

BALANCE, DECEMBER 31, 2005	98,716	11,435,151	42,568	0	0	11,435,151

Net loss	0	(456,817)	0	0	0	(456,817)

BALANCE, MARCH 31, 2006	98,716	$10,978,334	42,568	$0	$0	$10,978,334

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(456,817)	$2,554
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	69,636	66,927
Amortization of deferred leasing costs	7,191	7,537
Equity in (income) loss of joint ventures	416,635	(5,166)
Minority interest	0	(496)
Operating changes in assets and liabilities:
Increase in accounts receivable, net	(4,713)	(25,422)
Increase in other assets	(18,506)	(9,041)
Decrease in accounts payable, accrued expenses, and refundable security deposits	(113,085)	(17,595)
Increase (decrease) in deferred income	7,871	(500)
Decrease in due to affiliates	(4,945)	(2,259,390)

Net cash used in operating activities	(96,733)	(2,240,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(82,265)	0
Investment in deferred leasing costs	(1,114)	(103)
Investment in joint ventures	0	(406,188)

Net cash used in investing activities	(83,379)	(406,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from minority interest partner	0	1,005

Net cash provided by financing activities	0	1,005

NET DECREASE IN CASH AND CASH EQUIVALENTS	(180,112)	(2,645,878)

CASH AND CASH EQUIVALENTS, beginning of period	3,942,166	12,304,254

CASH AND CASH EQUIVALENTS, end of period	$3,762,054	$9,658,376

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$5,021	$0

Write-off of fully amortized deferred leasing costs	$486	$0

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

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
2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Ventures	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(1)	No properties owned during the periods presented.
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW(2)	1. Heritage Place(3) A commercial office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is an affiliate of the General Partners.

(2)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(3)	The retail portion of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2005.

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

The consolidated financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2005.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of March 31, 2006 and December 31, 2005, other assets is comprised of the following items:

	March 31, 2006	December 31, 2005
Refundable security deposits	$75,093	$87,215
Interest receivable	14,262	0
Prepaid association dues	12,578	0
Prepaid insurance	8,419	4,631

Total	$110,352	$91,846

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Partnership may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid insurance and prepaid association dues are recognized over the periods to which the respective contract or membership relates. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

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

Distribution of Net Sale Proceeds

As more fully described in the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, and net proceeds from the sale of the Partnership’s properties are to be distributed to partners in accordance with their respective positive capital account balances after the allocation of any gain on sale.

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned, either directly or through the Partnership’s investment in Fund I and Fund II Tucker, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker executed a contract to sell the office component of Heritage Place for a gross sale price of $4,215,000. Upon entering into this contract, Fund I and Fund II Tucker determined that the carrying value of the related real estate assets was not recoverable as compared to the gross sale price, less estimated costs to sell. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 during the three months ended March 31, 2006, of which approximately $413,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations in the table below.

Summary of Financial Information

Condensed financial information for Fund I and Fund II Tucker for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$929	$0	$(2,267)	$(523)	$(800,343)	$10,474	$(802,610)	$9,951

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	March 31, 2006				March 31, 2005
	Operating Loss	Impairment Loss	Gain on Sale	Total	Operating Income	Impairment Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(5,531)	$(794,812)	$0	$(800,343)	$10,474	$0	$0	$10,474

Due from Fund I and Fund II Tucker

As presented in the accompanying balance sheets, due from Fund I and Fund II Tucker as of March 31, 2006 and December 31, 2005 represents operating cash flow generated by Fund I and Fund II Tucker for the three months ended March 31, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in the Joint Ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773, of which $2,254,037 was recorded as due to affiliates; the remaining $778,736 was due from Fund I and Fund II Tucker and, accordingly, included in investment in Joint Ventures in the accompanying consolidated balance sheet. In March 2005, these amounts due were paid to Wells Management. The Partnership began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through Fund I and Fund II Tucker is $18,282 and $18,516 for the three months ended March 31, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $26,510 and $40,140 for the three months ended March 31, 2006 and 2005.

Due to Affiliates

As of March 31, 2006 and December 31, 2005, due to affiliates was comprised of the following amounts:

	March 31, 2006	December 31, 2005
Management and leasing fees due to Wells Management	$234	$439
Administrative reimbursements due to Wells Management and/or Wells Capital	12,910	17,650

	$13,144	$18,089

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

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

As of this date, the only contested matter remaining in this action is the Partnership’s motion to recover its attorneys’ fees and expenses of litigation from plaintiff and his counsel. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the Partnership’s motion for attorneys’ fees and expenses. The Court has not yet ruled on the Partnership’s motion.

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding Class B Units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice. On June 18, 2004, the defendants filed a motion to recover their attorneys’ fees and costs from the plaintiffs and their counsel. The Court held a hearing on part, but not all, of the issues raised in that motion on August 3, 2004, and took the matter under advisement without ruling on any part of the motion. On June 24, 2005, the Court held another hearing on the defendants’ motion to recover their attorneys’ fees. The Court took the matter under advisement, and has not yet ruled on the motion.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of March 31, 2006, Wells Capital had incurred approximately $692,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

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

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. After both sides had filed briefs in support of their respective positions, on February 15, 2006, the Court heard argument on plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorney’s fees and expenses of litigation as to one defense asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the Partnership’s and plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either motion.

6.	SUBSEQUENT EVENT

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,031,000, of which approximately $2,092,000 is allocable to the Partnership. Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, during the three months ended March 31, 2006, and additionally recognized a gain on sale of approximately $10,000 upon closing the transaction. Approximately $(413,000) and $5,000 of the impairment loss and gain on sale are allocable to the Partnership, respectively. The gain on sale may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have sold four assets including the office component of Heritage Place, which closed in May 2006. We are continuing the disposition process, having signed a lease extension with Eye Consultants of Atlanta/Piedmont System Ambulatory Surgery Center, LLC at Paces Pavilion extending their lease term from December 31, 2006 through August 31, 2014. In addition, we have selected a broker to market the remaining two properties, Paces Pavilion and Black Oak Plaza, for sale. We continue to aggressively pursue leasing opportunities that will increase occupancy at the remaining properties that we believe will result in the best disposition pricing for our limited partners.

The General Partners are currently reserving operating cash flows to limited partners in order to fund any additional legal costs in connection with the litigation discussed herein, future operating costs, and lease-up costs anticipated with attempts to increase occupancy at Paces Pavilion and Black Oak Plaza.

Property Summary

As we move further into the disposition-and-liquidation phase, we continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned or previously owned by the Partnership or joint ventures is provided below:

•	Crowe’s Crossing was sold on January 11, 2001.

•	Cherokee Commons was sold on October 1, 2001.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold on April 7, 2003. The remaining office component was sold on May 10, 2006.

•	Peachtree Place originally included two buildings. One building was sold on August 31, 2000, and the remaining building sold on June 18, 2004.

•	Paces Pavilion continues to operate at an approximate 90% occupancy level.

•	Black Oak Plaza is approximately 73% leased, and leasing efforts at the center continue.

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

Short-Term Liquidity

Cash used in operating activities was approximately $97,000 and $2,241,000 for the three months ended March 31, 2006 and 2005, respectively. The 2006 decrease in use of cash is primarily due to the payment of deferred management and leasing fees to Wells Management in March 2005 of approximately $2,254,000 (See Note 4 of the accompanying consolidated financial statements).

We do not expect to receive operating distributions from Fund I and Fund II Tucker in the near-term, as the remaining office component of Heritage Place was sold in May 2006. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $215,000 as of March 31, 2006. We anticipate that we will be able to fund our proportionate share of the anticipated capital expenditures noted above using current and future operating cash flow and net sale proceeds currently being reserved.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the sale of properties and operating cash flows generated from Black Oak Plaza and Paces Pavilion. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned directly.

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

We fund capital expenditures primarily related to tenant improvements for the purpose of readying properties for re-leasing, and building improvements for the purpose of maintaining the quality of our properties and readying properties for sale. As leases expire, we attempt to re-lease space to existing tenants or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for out of operating cash flows will be required to be funded by the Partnership and the respective joint venture partners in proportion to their respective ownership interests.

Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of March 31, 2006, we had received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2006	Undistributed Net Sale Proceeds Currently Being Reserved as of March 31, 2006
				Amount	Purpose

Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fee	$0	$0

Crowe’s Crossing (sold in 2001)	6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0

Cherokee Commons (sold in 2001)	8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	994,435	1,108,343

Heritage Place retail portion (sold in 2003)	3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	0	1,398,154

Peachtree Place (remainder sold in 2004)	953,670	90.0%	857,826	253,200	• Payment of deferred management fee	0	604,626

Total			$11,769,403	$2,658,280		$6,000,000	$3,111,123

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have estimated that reserves of substantially all of the undistributed net sale proceeds above will be required to fund our share of anticipated re-leasing costs and capital improvements at Paces Pavilion and Black Oak Plaza.

Results of Operations

Rental income and reimbursement income of $262,958 and $39,502, respectively, for the three months ended March 31, 2005 was relatively stable compared to $259,078 and $44,161, respectively, for the three months ended March 31, 2006. Until Black Oak Plaza or Paces Pavilion are sold, future rental income and reimbursement income are expected to remain relatively consistent with the three months ended March 31, 2006.

Interest and other income increased from $32,884 for the three months ended March 31, 2005 to $40,440 for the three months ended March 31, 2006, primarily as a result of an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of utilizing net sale proceeds for anticipated re-leasing costs and capital improvements at Paces Pavilion and Black Oak Plaza and the fluctuation in future interest rate yields.

Property operating costs decreased from $120,661 for the three months ended March 31, 2005 to $112,914 for the three months ended March 31, 2006, primarily as a result of a reduction in property administrative costs. Until Black Oak Plaza or Paces Pavilion are sold, future property operating costs are expected to remain relatively consistent with the three months ended March 31, 2006.

Depreciation expense increased from $66,927 for the three months ended March 31, 2005 to $69,636 for the three months ended March 31, 2006, primarily due to the additional capital expenditures placed in service in December 2005 at Black Oak Plaza. Future depreciation expense is expected to be comparable to the amount recognized for the three months ended March 31, 2006.

Legal and accounting increased from $79,069 for the three months ended March 31, 2005 to $121,883 for the three months ended March 31, 2006, primarily due to attempts to resolve certain aspects of the litigation discussed in Part II, Item 1, during the first quarter of 2006. Legal and accounting costs are expected to increase in future periods as a result of implementing and complying with additional reporting and regulatory requirements.

Bad debt expense increased from $0 for the three months ended March 31, 2005 to $9,526 for the three months ended March 31, 2006, primarily as a result of reserving receivables that are deemed uncollectible at Black Oak Plaza.

Equity in income (loss) of Joint Ventures decreased from $5,166 for the three months ended March 31, 2005 to $(416,635) for the three months ended March 31, 2006, primarily as a result of (i) recognizing an impairment loss at Heritage Place, (ii) a decrease in rental income as a result of the decrease in occupancy at Heritage Place, and (iii) an increase in bad debt expense recorded at Heritage Place for receivables deemed uncollectible. Future equity in income (loss) of Joint Ventures is expected to decrease as a result of the sale of the remaining office component of Heritage Place in May 2006.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Summary

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

Below is a discussion of the accounting policies used by the Partnership and Fund I and Fund II Tucker, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s and Fund I and Fund II Tucker’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that we use inappropriate useful lives or methods for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of March 31, 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $413,000 was allocated to the Partnership.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets owned by the Partnership or Fund I and Fund II Tucker and net income of the Partnership.

Related-Party Transactions

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells

Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

Subsequent Event

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,031,000, of which approximately $2,092,000 is allocable to the Partnership. Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, during the three months ended March 31, 2006, and additionally recognized a gain on sale of approximately $10,000 upon closing the transaction. Approximately $(413,000) and $5,000 of the impairment loss and gain on sale are allocable to the Partnership, respectively. The gain on sale may be adjusted as additional information becomes available in subsequent periods.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

As of this date, the only contested matter remaining in this action is the Partnership’s motion to recover its attorneys’ fees and expenses of litigation from plaintiff and his counsel. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the Partnership’s motion for attorneys’ fees and expenses. The Court has not yet ruled on the Partnership’s motion.

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding Class B Units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice. On June 18, 2004, the defendants filed a motion to recover their attorneys’ fees and costs from the plaintiffs and their counsel. The Court held a hearing on part, but not all, of the issues raised in that motion on August 3, 2004, and took the matter under advisement without ruling on any part of the motion. On June 24, 2005, the Court held another hearing on the defendants’ motion to recover their attorneys’ fees. The Court took the matter under advisement, and has not yet ruled on the motion.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of March 31, 2006, Wells Capital had incurred approximately $692,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

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

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. After both sides had filed briefs in support of their respective positions, on February 15, 2006, the Court heard argument on plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorney’s fees and expenses of litigation as to one defense asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the Partnership’s and plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either motion.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND I

Exhibit No.	Description

10.1	First Amendment to Lease Agreement for a portion of Paces Pavilion

10.2	First Amendment to Lease Agreement for a portion of Paces Pavilion

10.3	Purchase and Sale Agreement for office portion of Heritage Place

10.4	First Amendment to Purchase and Sale Agreement for office portion of Heritage Place

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002