Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND I
filed 2006-08-11
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Real estate, at cost:
Land	$1,238,819	$1,238,819
Building and improvements, less accumulated depreciation of $7,157,020 and $7,020,755 as of June 30, 2006 and December 31, 2005, respectively	3,817,142	3,813,692

Total real estate assets	5,055,961	5,052,511

Investment in joint ventures	1,960	2,515,508
Cash and cash equivalents	5,801,446	3,942,166
Accounts receivable, net	137,783	142,791
Deferred leasing costs, net	147,543	98,069
Other assets	99,456	91,846

Total assets	$11,244,149	$11,842,891

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$144,843	$298,543
Accrued capital expenditures	109,632	87,286
Due to affiliates	11,591	18,089
Deferred income	13,407	3,822

Total liabilities	279,473	407,740

PARTNERS’ CAPITAL:
Limited partners:
Class A – 98,716 units issued and outstanding	10,964,676	11,435,151
Class B – 42,568 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	10,964,676	11,435,151

Total liabilities and partners’ capital	$11,244,149	$11,842,891

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$256,060	$252,724	$515,137	$515,090
Reimbursement income	34,319	32,733	78,480	72,234
Interest and other income	58,488	36,252	98,928	69,137

Total revenues	348,867	321,709	692,545	656,461
EXPENSES:
Legal and accounting	99,853	61,359	221,736	140,428
Property operating costs	84,450	116,471	197,365	236,175
Depreciation	66,629	66,630	136,265	133,557
Amortization	10,704	31,205	17,895	39,106
Partnership administration	51,579	71,054	97,152	117,576
Management and leasing fees	17,037	15,116	34,175	32,853
Bad debt expense	22,753	0	32,280	0

Total expenses	353,005	361,835	736,868	699,695

LOSS FROM REAL ESTATE OPERATIONS	(4,138)	(40,126)	(44,323)	(43,234)

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	(9,518)	3,193	(426,152)	8,359

LOSS BEFORE MINORITY INTEREST	(13,656)	(36,933)	(470,475)	(34,875)

MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY	0	46	0	542

NET LOSS	$(13,656)	$(36,887)	$(470,475)	$(34,333)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(13,656)	$(36,887)	$(470,475)	$(34,333)

CLASS B	$0	$0	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(0.14)	$(0.37)	$(4.77)	$(0.35)

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	98,716	$17,466,584	42,568	$0	$0	$17,466,584

Net income (loss)	0	(137,569)	0	106,136	0	(31,433)
Distributions of net sale proceeds ($59.71 and $2.49 per Class A Unit and Class B Unit, respectively)	0	(5,893,864)	0	(106,136)	0	(6,000,000)

BALANCE, DECEMBER 31, 2005	98,716	11,435,151	42,568	0	0	11,435,151

Net loss	0	(470,475)	0	0	0	(470,475)

BALANCE, JUNE 30, 2006	98,716	$10,964,676	42,568	$0	$0	$10,964,676

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470,475)	$(34,333)
Operating distributions received from joint ventures	8,927	0
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136,265	133,557
Amortization	17,895	39,106
Equity in (income) loss of joint ventures	426,152	(8,359)
Minority interest	0	(542)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	2,876	(30,034)
(Increase) decrease in other assets	(7,610)	969
Decrease in accounts payable, accrued expenses, and refundable security deposits	(153,700)	(14,430)
Decrease in due to affiliates	(6,498)	(2,265,694)
Increase (decrease) in deferred income	9,585	(9,941)

Net cash used in operating activities	(36,583)	(2,189,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(117,369)	0
Investment in deferred leasing costs	(65,237)	(1,241)
Net sale proceeds received from joint ventures	2,091,446	0
Investment in joint ventures	(12,977)	(404,242)

Net cash provided by (used in) investing activities	1,895,863	(405,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from minority interest partner	0	1,005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,859,280	(2,594,179)

CASH AND CASH EQUIVALENTS, beginning of period	3,942,166	12,304,254

CASH AND CASH EQUIVALENTS, end of period	$5,801,446	$9,710,075

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Write-off of fully amortized deferred leasing costs	$0	$24,783

Accrued capital expenditures	$109,632	$0

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

2. Black Oak Plaza A retail shopping center located in Knoxville, Tennessee.

During the period presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and property:

Joint Ventures	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I • Wells & Associates, Inc.(1)	No properties owned during the periods presented.(2)
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW(3)	1. Heritage Place(4) A commercial office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is an affiliate of the General Partners.

(2)	The property owned by this joint venture originally included two office buildings; one building was sold in August 2000, and the remaining building was sold in June 2004.

(3)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(4)	The retail portion of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,029,000, of which approximately $2,091,000 was distributed to the Partnership. As of March 31, 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $9,000. Approximately $413,000 and $5,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

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

The consolidated financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

As of June 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	June 30, 2006	December 31, 2005
Refundable security deposits	$53,821	$87,215
Interest receivable	23,165	0
Prepaid association dues	16,415	0
Prepaid insurance	6,055	4,631

Total	$99,456	$91,846

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Partnership may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid insurance and prepaid association dues are recognized over the periods to which the respective contract or membership relates. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit, if any, are written off as they are identified.

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

Distribution of Net Sale Proceeds

As more fully described in the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, net proceeds from the sale of the Partnership’s properties are to be distributed to partners in accordance with their respective positive capital account balances after the allocation of any gain on sale.

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

As more fully described in the partnership agreement, net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the Class B limited partners and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

As more fully described in the partnership agreement, gain on the sale or exchange of the Partnership’s properties is generally allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then, to the limited partners, in proportion to and to the extent of, the amount by which (i) the excess of each limited partner’s capital contribution over all prior distributions to such limited partner under certain partnership agreement provisions, plus an amount equal to such limited partner’s cumulative distribution, less the sum of all prior distributions of cash available for distribution previously made to such limited partner, exceeds (ii) such limited partner’s adjusted capital account balance as of the sale date; (c) then, to the General Partners, in proportion to and to the extent of, the amount by which (i) the excess of each of the General Partner’s adjusted capital contribution over all prior distributions to such General Partner under certain partnership agreement provisions, exceeds (ii) such General Partner’s adjusted capital account balance as of the sale date; and (d) thereafter, 85% to the limited partners and 15% to the General Partners.

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

Impairment of Real Estate Assets

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker executed a contract to sell the office component of Heritage Place for a gross sale price of $4,215,000. Upon entering into this contract, Fund I and Fund II Tucker determined that the carrying value of the related real estate assets was not recoverable as compared to the gross sale price, less estimated costs to sell. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 during the first quarter in 2006, of which approximately $413,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the six months ended June 30, 2006 in the table below.

Summary of Financial Information

Condensed financial information for Fund I and Fund II Tucker for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$1,259	$2,313	$(8,537)	$(519)	$(9,799)	$6,670	$(18,336)	$6,151

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$2,189	$2,313	$(10,804)	$(1,042)	$(810,142)	$17,145	$(820,946)	$16,103

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Income	Impairment Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(6,097)	$(794,812)	$(9,233)	$(810,142)	$17,145	$0	$0	$17,145

4.	RELATED-PARTY TRANSACTIONS

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

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in the Joint Ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773, of which $2,254,037 was recorded as due to affiliates; the remaining $778,736 was due from Fund I and Fund II Tucker. In March 2005, these amounts due were paid to Wells Management. The Partnership began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through Fund I and Fund II Tucker is $16,891 and $18,775 for the three months ended June 30, 2006 and 2005, respectively, and $35,022 and $36,728 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $24,262 and $37,506 for the three months ended June 30, 2006 and 2005, respectively, and $50,772 and $77,646 for the six months ended June 30, 2006 and 2005, respectively.

Due to Affiliates

As of June 30, 2006 and December 31, 2005, due to affiliates was comprised of the following amounts:

	June 30, 2006	December 31, 2005
Administrative reimbursements due to Wells Management and/or Wells Capital	$11,370	$17,650
Property management fees due to Wells Management	221	439

	$11,591	$18,089

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

Dismissal of the Johnston Action

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

On April 20, 2006, the Court held a hearing addressing only the liability aspects of the Partnership’s motion for attorneys’ fees and expenses. By Order entered May 24, 2006, the Court denied the Partnership’s motion to recover its attorneys’ fees and expenses of litigation. The Johnston Action is concluded, and no unresolved issues are pending in connection with this litigation.

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding Class B Units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice. On June 18, 2004, the defendants filed a motion to recover their attorneys’ fees and costs from the plaintiffs and their counsel. The Court held a hearing on part, but not all, of the issues raised in that motion on August 3, 2004, and took the matter under advisement without ruling on any part of the motion. On June 24, 2005, the Court held another hearing on the defendants’ motion to recover their attorneys’ fees. By Order entered May 24, 2006, the Court denied the Partnership’s motion to recover its attorneys’ fees and expenses of litigation. This action is concluded, and no unresolved issues are pending in connection with the action represented by the Original Complaint.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action is described in detail in Part II, Item 1 “Legal Proceedings,” and the current status is noted here. The Court has entered judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in plaintiffs’ complaint, and on June 21, 2006, plaintiffs filed a notice of appeal from those judgments. The Court also has entered an order denying motions by the Wells defendants to recover their attorneys’ fees and expenses of litigation, and on July 5, 2006, the Wells defendants filed a notice of cross appeal with respect to that order. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold four assets with the sale of the office component of Heritage Place during the second quarter of 2006. We are continuing the disposition process, marketing both Paces Pavilion and Black Oak Plaza for sale. We continue to aggressively pursue leasing opportunities that will increase occupancy at Black Oak Plaza that we believe will result in the best disposition pricing for our limited partners.

The General Partners are currently reserving operating cash flows to limited partners in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and the costs anticipated in connection with capital improvements and re-leasing costs at Paces Pavilion and Black Oak Plaza. The General Partners also have announced their intention to distribute net sale proceeds from the sales of Cherokee Commons, Heritage Place, and Peachtree Place of approximately $3,400,000 in November of 2006. (See “Contractual Obligations and Commitments” below.)

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

•	Peachtree Place originally included two buildings. One building was sold on August 31, 2000, and the remaining building sold on June 18, 2004.

•	Paces Pavilion continues to operate at an approximate 90% occupancy level.

•	Black Oak Plaza is approximately 61% leased, and leasing efforts at this property continue.

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

Short-Term Liquidity

We used net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $37,000 and $2,190,000 for the six months ended June 30, 2006 and 2005, respectively. The additional net cash flow used in 2005 is primarily a result of repaying deferred management and leasing fees of approximately $2,254,000 to Wells Management in March 2005 (See Note 4 to the accompanying consolidated financial statements).

We do not expect to receive future operating distributions from Fund I and Fund II Tucker, as the remaining portion of Heritage Place was sold in May 2006. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership should the proposed sale not close.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $279,000 as of June 30, 2006. We anticipate that we will be able to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated with capital improvements and re-leasing costs at Black Oak Plaza and Paces Pavilion using current and future operating cash flow and net sale proceeds currently being reserved.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the sale of properties and operating cash flows generated from our remaining properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned directly.

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

As of June 30, 2006, we had received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds Currently Being Reserved as of June 30, 2006
				Amount	Purpose

Peachtree Place (partial sale in 2000)	$ 704,496	90.0%	$ 633,695	$ 633,695	• Payment of deferred management fee	$ 0	$ 0

Crowe’s Crossing (sold in 2001)	6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0

Cherokee Commons (sold in 2001)	8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	994,435	1,108,343

Heritage Place retail portion (sold in 2003)	3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	0	1,398,154

Peachtree Place (remainder sold in 2004)	953,670	90.0%	857,826	253,200	• Payment of deferred management fee	0	604,626

Heritage Place office portion (sold in 2006)	4,028,983	51.9%	2,091,445	0		0	2,091,445

Total			$13,860,848	$2,658,280		$6,000,000	$5,202,568

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $1.8 million should be sufficient to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated in connection with capital improvements and re-leasing costs at Paces Pavilion and Black Oak Plaza. Accordingly, our General Partners anticipate distributing residual net sale proceeds of approximately $3.4 million in November 2006, as further discussed below.

Contractual Obligations and Commitments

In June 2006, our General Partners announced their intention to distribute net sale proceeds from sales of Cherokee Commons, Heritage Place, and Peachtree Place of approximately $3.4 million in November 2006 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006. Following such distribution, we would hold residual net sale proceeds of approximately $1.8 million in reserve in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated in connection with capital improvements and re-leasing costs at Paces Pavilion and Black Oak Plaza.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur or that such distribution could be made at a lower amount.

Results of Operations

Comparison of the three months ended June 30, 2005 versus the three months ended June 30, 2006

Rental income and reimbursement income remained relatively stable at $252,724 and $32,733, respectively, for the three months ended June 30, 2005 to $256,060 and $34,319, respectively, for the three months ended June 30, 2006. Rental income and reimbursement income are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Interest and other income increased from $36,252 for the three months ended June 30, 2005 to $58,488 for the three months ended June 30, 2006, primarily as a result of an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions, net sale proceeds distributions to the investors, and utilizing net sale proceeds for any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated in connection with capital improvements and re-leasing costs at Paces Pavilion and Black Oak Plaza.

Legal and accounting costs increased from $61,359 for the three months ended June 30, 2005 to $99,853 for the three months ended June 30, 2006, primarily due to attempts to resolve certain aspects of the litigation discussed in Part II, Item 1, during the second quarter of 2006. Legal and accounting costs are expected to increase in future periods as a result of implementing and complying with additional reporting and regulatory requirements.

Property operating costs decreased from $116,471 for the three months ended June 30, 2005 to $84,450 for the three months ended June 30, 2006, primarily due to (i) a reduction in association dues during 2006 as a result of a successful appeal for real estate taxes related to previous years at Paces Pavilion, and (ii) a reduction in property insurance costs at Black Oak Plaza resulting from a decrease in insurance premiums. Reimbursement income did not fluctuate commensurate with the decline in property operating costs, primarily due to limitations and/or conditions included in the majority of affected leases under which such costs are reimbursable from tenants. Future property operating costs are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Depreciation expense remained relatively stable at $66,630 for the three months ended June 30, 2005, as compared to $66,629 for the three months ended June 30, 2006. Future depreciation expense is expected to increase as a result of the anticipated capital expenditures at Paces Pavilion and Black Oak Plaza.

Bad debt expense increased from $0 for the three months ended June 30, 2005 to $22,753 for the three months ended June 30, 2006, primarily as a result of reserving receivables that are deemed uncollectible at Black Oak Plaza. Bad debt expense is expected to decrease as a result of this tenant vacating the premises. We continue to aggressively pursue leasing opportunities that will increase occupancy at Black Oak Plaza.

Equity in income (loss) of Joint Ventures decreased from $3,193 for the three months ended June 30, 2005 to $(9,518) for the three months ended June 30, 2006, primarily as a result of recognizing a loss on the sale of Heritage Place in May 2006. Future equity in income (loss) of Joint Ventures is expected to decrease as a result of the aforementioned sale.

Comparison of the six months ended June 30, 2005 versus the six months ended June 30, 2006

Rental income and reimbursement income remained relatively stable at $515,090 and $72,234, respectively, for the six months ended June 30, 2005 to $515,137 and $78,480, respectively, for the six months ended June 30, 2006. Rental income and reimbursement income are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Interest and other income increased from $69,137 for the six months ended June 30, 2005 to $98,928 for the six months ended June 30, 2006, primarily as a result of an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions, net sale proceeds distributions to the investors, and utilizing net sale proceeds to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated in connection with capital improvements and re-leasing costs at Paces Pavilion and Black Oak Plaza.

Legal and accounting costs increased from $140,428 for the six months ended June 30, 2005 to $221,736 for the six months ended June 30, 2006, primarily due to attempts to resolve certain aspects of the litigation discussed in Part II, Item 1, during the first six months of 2006. Legal and accounting costs are expected to increase in future periods as a result of implementing and complying with additional reporting and regulatory requirements.

Property operating costs decreased from $236,175 for the six months ended June 30, 2005 to $197,365 for the six months ended June 30, 2006, primarily due to (i) a reduction in association dues during 2006 as a result of a successful appeal for real estate taxes related to previous years at Paces Pavilion, and (ii) a reduction in property insurance costs resulting from a decrease in insurance premiums at Black Oak Plaza. Reimbursement income did not fluctuate commensurate with the decline in property operating costs, primarily due to limitations and/or conditions included in the majority of affected leases under which such costs are reimbursable from tenants. Future property operating costs are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Depreciation expense increased from $133,557 for the six months ended June 30, 2005 to $136,265 for the six months ended June 30, 2006, primarily due to the additional capital expenditures placed in service in December 2005 and April 2006 at Black Oak Plaza. Future depreciation expense is expected to increase as a result of the anticipated capital expenditures at Paces Pavilion and Black Oak Plaza.

Bad debt expense increased from $0 for the six months ended June 30, 2005 to $32,280 for the six months ended June 30, 2006, primarily as a result of reserving receivables that are deemed uncollectible at Black Oak Plaza. Bad debt expense is expected to decrease as a result of this tenant vacating the premises. We continue to aggressively pursue leasing opportunities that will increase occupancy at Black Oak Plaza.

Equity in income (loss) of Joint Ventures decreased from $8,359 for the six months ended June 30, 2005 to $(426,152) for the six months ended June 30, 2006, primarily as a result of (i) recognizing an impairment loss at Heritage Place (See Note 3 of the accompanying consolidated financial statements); and (ii) recognizing a loss from the sale of Heritage Place in May 2006. Future equity in income (loss) of Joint Ventures is expected to decrease as a result of the aforementioned sale.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s and Fund I and Fund II Tucker’s assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that we use inappropriate useful lives or methods for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of June 30, 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $413,000 was allocated to the Partnership.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Dismissal of Johnston Action

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

On April 20, 2006, the Court held a hearing addressing only the liability aspects of the Partnership’s motion for attorneys’ fees and expenses. By Order entered May 24, 2006, the Court denied the Partnership’s motion to recover its attorneys’ fees and expenses of litigation. The Johnston Action is concluded, and no unresolved issues are pending in connection with this litigation.

Hendry Action

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against the Partnership, and Wells Capital and Leo F. Wells, III, the General Partners of the Partnership, as well as Wells Management and Wells Investment Securities, Inc. (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding Class B Units of the Partnership as of January 15, 2003. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice. On June 18, 2004, the defendants filed a motion to recover their attorneys’ fees and costs from the plaintiffs and their counsel. The Court held a hearing on part, but not all, of the issues raised in that motion on August 3, 2004, and took the matter under advisement without ruling on any part of the motion. On June 24, 2005, the Court held another hearing on the defendants’ motion to recover their attorneys’ fees. By Order entered May 24, 2006, the Court denied the Partnership’s motion to recover its attorneys’ fees and expenses of litigation. This action is concluded, and no unresolved issues are pending in connection with the action represented by the Original Complaint.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of June 30, 2006, Wells Capital had incurred approximately $721,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

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

On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions. Pursuant to Orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action was at the time dismissed, subject to plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for the reconsideration or notice of appeal. After both sides had filed briefs in support of their respective positions, on February 15, 2006, the Court heard argument on plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wells Real Estate Fund I (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND I

Exhibit No.	Description

10.1

Purchase and Sale Agreement for commercial office portion of Heritage Place (previously filed with the Commission as Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund I for the period ending March 31, 2006, Commission File No. 0-14463, and hereby incorporated by this reference)

10.2

First Amendment to Purchase and Sale Agreement for commercial office portion of Heritage Place (previously filed with the Commission as Exhibit 10.4 to the Form 10-Q of Wells Real Estate Fund I for the period ending March 31, 2006, Commission File No. 0-14463, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002