Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND I
filed 2006-11-13
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund I (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005

REAL ESTATE, AT COST:
Land	$737,770	$737,770
Building and improvements, less accumulated depreciation of $3,622,521 and $3,500,809 as of September 30, 2006 and December 31, 2005, respectively	2,187,647	2,161,100
Assets held for sale, net	2,077,525	2,153,641

Total real estate assets	5,002,942	5,052,511

Investment in joint ventures	6,047	2,515,508
Cash and cash equivalents	5,736,022	3,942,166
Tenant receivables, net	122,647	67,081
Deferred leasing costs, less accumulated amortization of $33,132 and $24,073 as of September 30, 2006 and December 31, 2005, respectively	68,499	23,426
Other assets	82,680	91,846
Other assets held for sale, net	179,523	150,353

Total assets	$11,198,360	$11,842,891

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$115,294	$298,543
Accrued capital expenditures	25,744	87,286
Due to affiliates	13,291	18,089
Deferred income	20,350	3,822

Total liabilities	174,679	407,740

PARTNERS’ CAPITAL:
Limited partners:
Class A – 98,716 units issued and outstanding	11,023,091	11,435,151
Class B – 42,568 units issued and outstanding	0	0
General partners	590	0

Total partners’ capital	11,023,681	11,435,151

Total liabilities and partners’ capital	$11,198,360	$11,842,891

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$97,166	$104,064	$316,826	$324,474
Tenant reimbursements	67,516	25,953	129,500	75,693
Interest and other income	74,745	20,844	173,673	89,980

Total revenues	239,427	150,861	619,999	490,147
EXPENSES:
Property operating costs	92,835	47,166	173,469	140,931
Management and leasing fees	6,942	8,816	21,769	22,918
Depreciation	41,598	38,554	121,712	115,961
Amortization	3,106	2,081	9,059	6,963
Lease termination expense	0	0	2,133	0
Legal and accounting	9,486	50,077	221,756	185,921
Partnership administration	41,029	52,739	138,181	169,937
Bad debt expense	10,149	6,469	42,428	5,877

Total expenses	205,145	205,902	730,507	648,508

INCOME (LOSS) FROM REAL ESTATE OPERATIONS	34,282	(55,041)	(110,508)	(158,361)

EQUITY IN LOSS OF JOINT VENTURES	(8,890)	(19,298)	(435,043)	(10,939)

INCOME (LOSS) FROM CONTINUING OPERATIONS	25,392	(74,339)	(545,551)	(169,300)

DISCONTINUED OPERATIONS:
Operating income (loss)	33,613	(6,203)	134,081	53,882
Minority interest loss of consolidated subsidiary	0	96	0	639

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	33,613	(6,107)	134,081	54,521

NET INCOME (LOSS)	$59,005	$(80,446)	$(411,470)	$(114,779)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Class A limited partners:
Income (loss) from continuing operations	$25,138	$(162,843)	$(545,805)	$(257,804)
Income (loss) from discontinued operations	33,277	(23,739)	133,745	36,889

Net income (loss) allocated to Class A limited partners	$58,415	$(186,582)	$(412,060)	$(220,915)

Class B limited partners:
Income from continuing operations	$0	$88,504	$0	$88,504
Income from discontinued operations	0	17,632	0	17,632

Net income allocated to Class B limited partners	$0	$106,136	$0	$106,136

General partners:
Income from continuing operations	$254	$0	$254	$0
Income from discontinued operations	336	0	336	0

Net income allocated to General partners	$590	$0	$590	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Income (loss) from continuing operations	$0.25	$(1.65)	$(5.53)	$(2.61)
Income (loss) from discontinued operations	$0.34	$(0.24)	$1.36	$0.37

Net income (loss) per Class A limited partner unit	$0.59	$(1.89)	$(4.17)	$(2.24)

Class B units:
Income from continuing operations	$0.00	$2.08	$0.00	$2.08
Income from discontinued operations	$0.00	$0.41	$0.00	$0.41

Net income per Class B limited partner unit	$0.00	$2.49	$0.00	$2.49

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	98,716	$17,466,584	42,568	$0	$0	$17,466,584

Net income (loss)	0	(137,569)	0	106,136	0	(31,433)
Distributions of net sale proceeds ($59.71 and $2.49 per Class A Unit and Class B Unit, respectively)	0	(5,893,864)	0	(106,136)	0	(6,000,000)

BALANCE, December 31, 2005	98,716	11,435,151	42,568	0	0	11,435,151

Net income (loss)	0	(412,060)	0	0	590	(411,470)

BALANCE, September 30, 2006	98,716	$11,023,091	42,568	$0	$590	$11,023,681

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,470)	$(114,779)
Operating distributions received from joint ventures	8,927	57,843
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	197,828	200,187
Amortization	24,694	45,907
Lease termination expense	2,133	0
Equity in loss of joint ventures	435,043	10,939
Minority interest	0	(639)
Changes in assets and liabilities:
Increase in tenant receivables, net	(43,899)	(3,946)
(Increase) decrease in other assets	(24,228)	15,803
Decrease (increase) in accounts payable and accrued expenses	(149,855)	12,264
Decrease in due to affiliates	(4,798)	(2,261,295)
Increase (decrease) in deferred income	16,528	(6,519)

Net cash provided by (used in) operating activities	50,903	(2,044,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(209,801)	(78,912)
Deferred leasing costs paid	(112,737)	(1,241)
Net sale proceeds received from joint ventures	2,091,446	0
Investment in joint ventures	(25,955)	(404,242)

Net cash provided by (used in) investing activities	1,742,953	(484,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(6,000,000)
Contributions from minority interest partner	0	1,005

Net cash used in financing activities	0	(5,998,995)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,793,856	(8,527,625)

CASH AND CASH EQUIVALENTS, beginning of period	3,942,166	12,304,254

CASH AND CASH EQUIVALENTS, end of period	$5,736,022	$3,776,629

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$25,744	$0

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	September 30, 2006	December 31, 2005
Refundable security deposits	$53,821	$87,215
Interest receivable	24,489	0
Prepaid insurance	4,370	4,631

Total	$82,680	$91,846

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Partnership may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid insurance are recognized over the periods to which the respective contract relates. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit, if any, are written off as they are identified.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its consolidated financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker executed a contract to sell the office component of Heritage Place for a gross sale price of $4,215,000. Upon entering into this contract, Fund I and Fund II Tucker determined that the carrying value of the related real estate assets was not recoverable as compared to the gross sale price, less estimated costs to sell. Accordingly, Fund I and Fund II Tucker reduced the carrying value of its real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 during the first quarter in 2006, of which approximately $413,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the nine months ended September 30, 2006 in the table below.

Summary of Financial Information

Condensed financial information for Fund I and Fund II Tucker for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$97	$0	$(10,991)	$(2,232)	$(6,136)	$(34,943)	$(17,127)	$(37,175)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$2,286	$2,313	$(21,795)	$(3,275)	$(816,278)	$(17,798)	$(838,073)	$(21,073)

The Partnership allocates its share of operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(12,233)	$(794,812)	$(9,233)	$(816,278)	$(17,798)	$0	$0	$(17,798)

4.	DISCONTINUED OPERATIONS

As of September 30, 2006, the Partnership had entered into a contract to sell Paces Pavilion to an unaffiliated third party for $4.3 million, exclusive of closing costs. Accordingly, the assets related to Paces Pavilion are classified as held for sale for all periods presented. The details, comprised of assets held for sale, are provided below:

	September 30, 2006	December 31, 2005
Real estate assets held for sale, net:
Land	$501,049	$501,049
Building and improvements, less accumulated depreciation of $3,596,062 and $3,519,946 as of September 30, 2006 and December 31, 2005, respectively	1,576,476	1,652,592

Total real estate assets held for sale, net	$2,077,525	$2,153,641

Other assets held for sale, net:
Tenant receivables, net	$61,910	$75,710
Deferred leasing costs, less accumulated amortization of $92,682 and $77,532, as of September 30, 2006 and December 31, 2005, respectively	117,613	74,643

Total other assets held for sale, net	$179,523	$150,353

On November 6, 2006, the Partnership closed the transaction and recognized a gain of approximately $1.8 million, which may be subject to change as additional information becomes available in subsequent periods.

The results of operations for Paces Pavilion and Peachtree Place (sold in June 2004) are classified as discontinued operations in the accompanying consolidated statements of operations summarized below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total property revenues	$143,354	$147,905	$455,327	$465,079

Property operating costs	72,194	95,580	188,924	238,960
Management and leasing fees	9,727	9,134	29,075	27,885
Depreciation	19,965	28,076	76,116	84,226
Amortization	5,826	4,720	15,635	38,944
Legal and accounting	2,029	16,598	11,496	21,182

Total expenses	109,741	154,108	321,246	411,197

Income (loss) from real estate operations	33,613	(6,203)	134,081	53,882
Gain on sale	0	0	0	0

Income (loss) from discontinued operations before minority interest in loss of consolidated subsidiary	33,613	(6,203)	134,081	53,882
Minority interest in loss of consolidated subsidiary	0	96	0	639

Income (loss) from discontinued operations	$33,613	$(6,107)	$134,081	$54,521

5.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Partnership with respect to the properties owned by the Partnership directly and through its interest in the Joint Ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773, of which $2,254,037 was recorded as due to affiliates; the remaining $778,736 was due from Fund I and Fund II Tucker. In March 2005, these amounts due were paid to Wells Management. The Partnership began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through Fund I and Fund II Tucker is $13,053 and $18,944 for the three months ended September 30, 2006 and 2005, respectively, and $48,075 and $55,673 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $24,030 and $30,642 for the three months ended September 30, 2006 and 2005, respectively, and $74,802 and $108,288 for the nine months ended September 30, 2006 and 2005, respectively.

Due to Affiliates

As of September 30, 2006 and December 31, 2005, due to affiliates was comprised of the following amounts:

	September 30, 2006	December 31, 2005
Administrative reimbursements due to Wells Management and/or Wells Capital	$11,605	$17,650
Property management fees due to Wells Management	1,686	439

	$13,291	$18,089

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

6.	COMMITMENTS AND CONTINGENCIES

Hendry Action

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of September 30, 2006, Wells

Capital had incurred approximately $776,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

The plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding Class B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant, in which the Court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. It is not known when the Court of Appeals will rule on the appeal and cross appeal.

7.	SUBSEQUENT EVENTS

Distribution of Net Sale Proceeds

The sales of Cherokee Commons, Heritage Place, and Peachtree Place generated aggregate net sale proceeds to the Partnership of approximately $6,741,000, of which approximately $994,000 has previously been distributed to the limited partners through September 30, 2006 and approximately $544,000 has previously been used to fund the Partnership’s share of deferred management fee (See Note 5 to the accompanying consolidated financial statements). Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $1,803,000 will be required to fund anticipated re-leasing costs for Black Oak Plaza and any additional legal costs or indemnification obligations in connection with the litigation discussed herein. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds in November 2006 of approximately $3,400,000 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006.

Sale of Property

On November 6, 2006, the Partnership sold Paces Pavilion to an unrelated third party for a gross sale price of $4,300,000, excluding closing costs. As a result of the sale, the Partnership will receive net sale proceeds of approximately $4,066,000 and will recognize a gain of approximately $1,813,000.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold five assets with the sale of Paces Pavilion in November 2006. We are continuing the disposition process, marketing Black Oak Plaza for sale. We continue to aggressively pursue leasing opportunities that will increase occupancy at Black Oak Plaza that we believe will result in the best disposition pricing for our limited partners.

The General Partners are currently reserving operating cash flows to limited partners in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and lease-up costs anticipated in connection with attempts to increase occupancy at Black Oak Plaza.

In November 2006, the General Partners distributed net sale proceeds from the sales of Cherokee Commons, Heritage Place, and Peachtree Place of approximately $3,400,000 to limited partners. Once the details surrounding the timing of the capital requirements and the potential disposition of our remaining property, Black Oak Plaza, become known, the General Partners will evaluate if further distributions of net sale proceeds would be appropriate.

Property Summary

As we move further into the disposition-and-liquidation phase, we continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs, and portfolio costs. As the remaining properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

•	Peachtree Place originally included two buildings. One building was sold on August 31, 2000, and the remaining building sold on June 18, 2004.

•	Paces Pavilion was sold on November 6, 2006.

•	Black Oak Plaza is approximately 58% leased, and leasing efforts at this property continue.

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

Short-Term Liquidity

We generated net cash flows from operating activities, which includes operating distributions received from the Joint Ventures, of approximately $51,000 for the nine months ended September 30, 2006. We used net cash flows from operating activities, which includes operating distributions received from the Joint Ventures, of approximately $2,044,000 for the nine months ended September 30, 2005. The 2006 increase is primarily a result of paying deferred management and leasing fees of approximately $2,254,000 to Wells Management in March 2005 (See Note 5 to the accompanying consolidated financial statements).

We do not expect to receive future operating distributions from Fund I and Fund II Tucker, as the remaining portion of Heritage Place was sold in May 2006. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from Black Oak Plaza, our expectations of future cash flows and determination of near-term cash needs for anticipated tenant re-leasing costs at Black Oak Plaza.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $175,000 as of September 30, 2006. We anticipate that we will be able to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated with re-leasing Black Oak Plaza using current and future operating cash flow and net sale proceeds currently being reserved.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property, Black Oak Plaza, and net proceeds generated from the eventual sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for property owned directly.

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

As of September 30, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds Being Reserved as of September 30, 2006
				Amount	Purpose

Peachtree Place (partial sale in 2000)	$704,496	90.0%	$ 633,695	$ 633,695	• Payment of deferred management fee	$ 0	$ 0

Crowe’s Crossing (sold in 2001)	$6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0

Cherokee Commons (sold in 2001)	$8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	994,435	1,108,343

Heritage Place retail portion (sold in 2003)	$3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	0	1,398,154

Peachtree Place (remainder sold in 2004)	$953,670	90.0%	857,826	253,200	• Payment of deferred management fee	0	604,626

Heritage Place office portion (sold in 2006)	$4,028,983	51.9%	2,091,445	0		0	2,091,445

Total			$13,860,848	$2,658,280		$6,000,000	$5,202,568

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $1,800,000 will be required to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and to fund any anticipated re-leasing cost to increase occupancy at Black Oak Plaza. Accordingly, in November 2006, net sale proceeds of approximately $3,400,000 from the sales of Cherokee Commons, Heritage Place, and Peachtree Place were distributed to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006.

Results of Operations

Comparison of the three months ended September 30, 2005 versus the three months ended September 30, 2006

Continuing Operations

Rental income decreased from $104,064 for the three months ended September 30, 2005 to $97,166 for the three months ended September 30, 2006, primarily as a result of a decrease in occupancy at Black Oak Plaza. Rental income is expected to continue to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Tenant reimbursements increased from $25,953 for the three months ended September 30, 2005 to $67,516 for the three months ended September 30, 2006, primarily as a result of an adjustment in the third quarter of 2006 to operating expense reimbursements relating to parking lot repairs at Black Oak Plaza. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Tenant reimbursements are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza and non-recurring reimbursements for parking lot repairs earned this period.

Interest and other income increased from $20,844 for the three months ended September 30, 2005 to $74,745 for the three months ended September 30, 2006, primarily as a result of (i) an increase in the daily interest yield, and (ii) an increase in the average net proceeds held during the respective periods as a result of the May 2006 sale of the office portion of Heritage Place. Future levels of interest income will be largely dependent upon the timing of future dispositions, net sale proceeds distributions to the investors, and utilizing net sale proceeds for any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated in connection with re-leasing efforts at Black Oak Plaza.

Property operating costs increased from $47,166 for the three months ended September 30, 2005 to $92,835 for the three months ended September 30, 2006, primarily due to incurring reimbursable parking lot repairs at Black Oak Plaza in the third quarter of 2006, as such tenant reimbursements increased commensurate with the increase in property operating costs. Future property operating costs are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza and nonrecurring expenses for parking lot repairs incurred this period.

Management and leasing fees decreased from $8,816 for the three months ended September 30, 2005 to $6,942 for the three months ended September 30, 2006, primarily as a result of a decrease in occupancy at Black Oak Plaza. Management and leasing fees are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Bad debt expense increased from $6,469 for the three months ended September 30, 2005 to $10,149 for the three months ended September 30, 2006, primarily as a result of reserving receivables that are deemed uncollectible at Black Oak Plaza. Bad debt expense is expected to decrease as a result of this tenant vacating the premises. We continue to aggressively pursue leasing opportunities that will increase occupancy at Black Oak Plaza.

Depreciation expense increased from $38,554 for the three months ended September 30, 2005, as compared to $41,598 for the three months ended September 30, 2006 primarily as a result of additional capital expenditures placed in service at Black Oak Plaza. Future depreciation expense is expected to remain at similar levels.

Amortization expense increased from $2,081 for the three months ended September 30, 2005, as compared to $3,106 for the three months ended September 30, 2006, primarily due to an increase in deferred leasing costs at Black Oak Plaza. Future amortization expense is expected to remain at similar levels.

Legal and accounting costs decreased from $50,077 for the three months ended September 30, 2005 to $9,486 for the three months ended September 30, 2006, primarily due to resolving certain aspects of the litigation discussed in Part II, Item 1, during the second quarter of 2006. Legal and accounting costs are expected to increase in future periods as a result of implementing and complying with additional reporting and regulatory requirements.

Partnership administration expenses decreased from $52,739 for the three months ended September 30, 2005 to $41,029 for the three months ended September 30, 2006, primarily as a result of a decline in administrative costs relative to the decrease of the portfolio size as a result of property sales. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Equity in loss of Joint Ventures decreased from $19,298 for the three months ended September 30, 2005 to $8,890 for the three months ended September 30, 2006, primarily as a result of the sale of Heritage Place in May 2006. Future equity in loss of Joint Ventures is expected to decrease as a result of the aforementioned sale.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of real estate assets sold or held for sale as discontinued operations for all periods presented. Income (loss) from discontinued operations increased from $(6,107) for the three months ended September 30, 2005 to $33,613 for the three months ended September 30, 2006, primarily as a result of (i) incurring property taxes at Paces Pavilion in the third quarter of 2005 related to an adjustment to previous years by Fulton County, and (ii) legal expenses incurred in the third quarter of 2005 related to the aforementioned Paces Pavilion property tax adjustment. We do not expect future income from discontinued operations to be comparable with prior periods, as such income is subject to existence and timing of future property dispositions.

Comparison of the nine months ended September 30, 2005 versus the nine months ended September 30, 2006

Continuing Operations

Rental income decreased from $324,474 for the nine months ended September 30, 2005 to $316,826 for the nine months ended September 30, 2006 primarily as a result of a decrease in occupancy at Black Oak Plaza. Rental income is expected to continue to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Tenant reimbursements increased from $75,693 for the nine months ended September 30, 2005 to $129,500 for the nine months ended September 30, 2006 primarily as a result of an adjustment in the third quarter of 2006 to operating expense reimbursements relating to parking lot repairs at Black Oak Plaza. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Tenant reimbursements are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza and nonrecurring reimbursements for parking lot repairs earned this period.

Interest and other income increased from $89,980 for the nine months ended September 30, 2005 to $173,673 for the nine months ended September 30, 2006, primarily as a result of (i) an increase in the daily interest yield, and (ii) an increase in the average net proceeds held during the respective periods as a result of the May 2006 sale of the office portion of Heritage Place. Future levels of interest income will be largely dependent upon the timing of future dispositions, net sale proceeds distributions to the investors, and utilizing net sale proceeds to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and the costs anticipated in connection with re-leasing efforts at Black Oak Plaza.

Property operating costs increased from $140,931 for the nine months ended September 30, 2005 to $173,469 for the nine months ended September 30, 2006, primarily due to incurring reimbursable parking lot repairs at Black Oak Plaza in the third quarter of 2006, as such tenant reimbursements increased commensurate with the increase in property operating costs. Future property operating costs are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza and nonrecurring expenses for parking lot repairs incurred this period.

Management and leasing fees decreased from $22,918 for the nine months ended September 30, 2005 to $21,769 for the nine months ended September 30, 2006, primarily as a result of a decrease in occupancy at Black Oak Plaza. Management and leasing fees are expected to decrease in future periods as a result of the decrease in occupancy at Black Oak Plaza.

Bad debt expense increased from $5,877 for the nine months ended September 30, 2005 to $42,428 for the nine months ended September 30, 2006, primarily as a result of reserving receivables that are deemed uncollectible at Black Oak Plaza. Bad debt expense is expected to decrease as a result of this tenant vacating the premises. We continue to aggressively pursue leasing opportunities that will increase occupancy at Black Oak Plaza.

Depreciation expense increased from $115,961 for the nine months ended September 30, 2005 to $121,712 for the nine months ended September 30, 2006, primarily as a result of additional capital expenditures placed in service at Black Oak Plaza. Future depreciation expense is expected to remain at similar levels.

Amortization expense increased from $6,963 for the nine months ended September 30, 2005 to $9,059 for the nine months ended September 30, 2006, primarily due to an increase in deferred leasing costs at Black Oak Plaza. Future amortization expense is expected to remain at similar levels.

Legal and accounting costs increased from $185,921 for the nine months ended September 30, 2005 to $221,756 for the nine months ended September 30, 2006, primarily due to an increase in legal fees associated with resolving certain aspects of the litigation discussed in Part II, Item 1, during the first six months of 2006. Legal and accounting costs are expected to increase in future periods as a result of implementing and complying with additional reporting and regulatory requirements.

Partnership administration expenses decreased from $169,937 for the nine months ended September 30, 2005 to $138,181 for the nine months ended September 30, 2006, primarily as a result of a decline in administrative costs relative to the decrease of the portfolio size as a result of property sales. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Equity in loss of Joint Ventures increased from $10,939 for the nine months ended September 30, 2005 to $435,043 for the nine months ended September 30, 2006, primarily as a result of (i) recognizing an impairment loss at Heritage Place (See Note 3 of the accompanying consolidated financial statements), and (ii) recognizing a loss from the sale of Heritage Place in May 2006. Future equity in loss of Joint Ventures is expected to decrease as a result of the aforementioned sale.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of real estate assets sold or held for sale as discontinued operations for all periods presented. Income from discontinued operations increased from $54,521 for the nine months ended September 30, 2005 to $134,081 for the nine months ended September 30, 2006, primarily as a result of (i) incurring property taxes at Paces Pavilion in the third quarter of 2005 related to an adjustment to previous years by Fulton County, and (ii) legal expenses incurred in the third quarter of 2005 related to the aforementioned Paces Pavilion property tax adjustment. We do not expect future income from discontinued operations to be comparable with prior periods, as such income is subject to existence and timing of future property dispositions.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of September 30, 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $413,000 was allocated to the Partnership.

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

Subsequent Event

On November 6, 2006, the Partnership sold Paces Pavilion to an unrelated third party for a gross sale price of $4,300,000, excluding closing costs. As a result of the sale, the Partnership will receive net sale proceeds of approximately $4,066,000 and will recognize a gain of approximately $1,813,000.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Hendry Action

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of September 30, 2006, Wells Capital had incurred approximately $776,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

The plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding Class B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant, in which the Court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. It is not known when the Court of Appeals will rule on the appeal and cross appeal.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND I

Exhibit No.	Description
10.1	Purchase and Sale Agreement for sale of condominium interest in Paces Pavilion

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002