Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND I
filed 2007-03-28
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, and provide dividends to stockholders may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund I (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on April 26, 1984 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

With the sale of the Black Oak Plaza on January 25, 2007, we have now sold all of the real estate assets in which we owned interests. We will primarily focus our resources on concluding all of the Partnership’s activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Part I, Item 3, Legal Proceedings).

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

We are in the disposition-and-liquidation phase of its life cycle. With the sale of the last property on January 25, 2007, we will primarily focus our resources on concluding all of the Partnership’s activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Part I, Item 3, Legal Proceedings).

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”)

on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

General Investment Risks

You do not have any specific voting rights and your rights are limited under our partnership agreement.

A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to remove our General Partners; or

•	to authorize a merger or a consolidation of the Partnership.

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

We have been involved, and are currently involved, in certain litigation related to partnership matters. (See Part I, Item 3, Legal Proceedings). Since we do not maintain permanent working capital reserves, we have used, and will continue to use, net sale proceeds to fund the costs of litigation against the Partnership in accordance with the provisions of the partnership agreement. In addition, the indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending litigation under certain circumstances upon the conclusion of such litigation. As of December 31, 2006 the General Partners had incurred approximately $866,000 in legal fees, costs, and expenses relating to the litigation described in this report. Accordingly, cash distributions to limited partners have been reduced, and will continue to be reduced, until we have completed this litigation and our indemnification obligations are satisfied.

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

We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for working capital reserves.

Gains and distributions upon sale of our properties are uncertain.

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned; or

•	establish working capital reserves.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds of the offering were used to invest in properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.

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

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the resulting value of Partnership’s limited partnership units will naturally decline.

Special Risks Regarding Status of Units

If you hold Class A Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Class A Units or Class B Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding Class A Units or Class B Units, which is fixed at the end of the offering period. However, the effect of any advantage associated with holding Class A Units or Class B Units may be significantly reduced or eliminated, depending upon the ratio of Class A Units to Class B Units, which is fixed at the end of the offering period. We did not attempt to restrict the ratio of Class A Units to Class B Units sold during the offering period.

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

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer or partner in an investment might become bankrupt;

•	that such co-venturer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership. In addition, to the extent that our co-venturer or partner is an affiliate of our General Partners, certain conflicts of interest will exist.

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Adverse tax consequences may result because of minimum distribution requirements.

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, the Partnership owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2006	2005	2004	2003	2002
1. Paces Pavilion(1) A medical office building located in Atlanta, Georgia, in which the Partnership owned an approximate 27% condominium interest	–	90%	90%	93%	93%
2. Black Oak Plaza(2) A retail shopping center located in Knoxville, Tennessee	54%	73%	69%	61%	58%

(1)	This property was sold in November 2006.

(2)	This property was sold in January 2007.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005		2004		2003		2002
Wells-Baker Associates	• Wells Real Estate Fund I	90%	1. Peachtree Place(2)	–	–		–		85%		86%
	• Wells & Associates, Inc.(1)	10%	A commercial office building
			located in suburban Atlanta, Georgia
Fund I and Fund II Tucker	• Wells Real Estate Fund I	51.9%	2. Heritage Place(4)	–	49	%(4)	53	%(4)	51	%(4)	76%
	• Fund II and Fund II-OW(3)	48.1%	A retail and commercial office
			complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is affiliated with the Partnership through common management.

(2)	This property originally included two office buildings; one building was sold in August 2000, and the second building was sold in June 2004. Wells-Baker Associates was liquidated in 2006.

(3)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(4)

The retail portion of this property (approximately 30%) was sold in April 2003; therefore, the 2005, 2004, and 2003 leased percentages are applicable to the commercial office portion only. The remaining commercial office portion was sold in May 2006.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

Property Descriptions

The properties in which the Partnership owns an interest either directly or through the Joint Ventures during the periods presented are further described below:

Paces Pavilion

Paces Pavilion is a three-story medical office building located in metropolitan Atlanta, Georgia. Paces Pavilion was held in condominium ownership and contains approximately 31,000 rentable square feet. On November 6, 2006, the Partnership sold Paces Pavilion to an unrelated third party for a gross sale price of $4,300,000. As a result of the sale, the Partnership recognized a gain of approximately $1,813,000 and received net sale proceeds of approximately $4,066,000.

Black Oak Plaza

Black Oak Plaza is a retail shopping center containing a total of approximately 175,000 square feet occupied by multiple tenants, including Kmart department store (“Kmart”) and Kroger Food/Drug (“Kroger”), located in metropolitan Knoxville, Tennessee. The Partnership did not own the portion of the shopping center occupied by Kmart and Kroger. The portion of the shopping center owned and operated by the Partnership contains approximately 69,000 rentable square feet. As of December 31, 2006, Black Oak Plaza was leased to multiple tenants with no single tenant occupying more than 10% of the premises. On January 25, 2007, the Partnership sold Black Oak Plaza, the last real estate asset in the portfolio, to an unrelated third party for a gross sale price of $3,700,000, less credits of approximately $107,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,469,000 and recognized a gain of approximately $457,000, which may be adjusted as additional information becomes available in subsequent periods.

Peachtree Place

Peachtree Place consisted of two commercial office buildings located in Norcross, Georgia. On August 31, 2000, Wells-Baker Associates sold one of its commercial office buildings, 3875 Peachtree Place, to an unrelated third party for a gross sale price of approximately $773,000, excluding closing costs. As a result of this sale, the Partnership received net sale proceeds of approximately $634,000 and was allocated a gain of approximately $241,000. On June 18, 2004, Wells-Baker Associates sold the second commercial office building, 3867 Peachtree Place, to an unrelated third party for a gross sale price of $1,030,000, excluding closing costs. As a result of this sale, the Partnership received net sale proceeds of approximately $858,000 and was allocated a gain of approximately $314,000.

Heritage Place

Heritage Place is a retail shopping center containing approximately 30,000 square feet and a commercial office building complex containing approximately 67,000 square feet located in Tucker, Georgia. On April 7, 2003, Fund I and Fund II Tucker sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross sale price of $3,400,000, excluding closing costs. As a result of this sale, the Partnership received net sale proceeds of approximately $1,665,000 and was allocated a gain of approximately $152,000. On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000, excluding closing costs. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,028,000, of which approximately $2,091,000 was distributed to the Partnership. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset, and recognized an additional loss on sale of approximately $10,000. Approximately $413,000 and $5,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

ITEM 3.	LEGAL PROCEEDINGS.

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of December 31, 2006, Wells Capital had incurred approximately $866,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

The plaintiffs filed the Hendry Action purportedly on behalf of all limited partners of the Partnership holding Class B Units as of January 9, 2002. The Hendry Action alleges, among other things, that the General Partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sae proceeds; and (c) not accepting a settlement offer proposed by a holder of Class A Units and a holder of Class A and Class B Units in other litigation naming the Partnership as a defendant, in which the Court subsequently granted summary judgment in favor of the Partnership. The Hendry Action also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Hendry Action alleges that the General Partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees. The plaintiffs seek, among other remedies, the following: judgment against the General Partners of the Partnership, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to allegedly waive Wells Management’s deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, the Partnership had 98,716 outstanding Class A Units held by a total of 3,202 limited partners and 42,568 outstanding Class B Units held by a total of 896 limited partners. The capital contribution per unit was $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $90.00 per Class A Unit and $2.00 per Class B Unit. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership has sold all of its properties in which it owned interests and that, as the net proceeds from property sales are distributed to limited partners, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $94.37 per Class A Unit and $2.73 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

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

The Partnership reserved distributions of operating cash flows to limited partners for each quarter of 2006 in order to fund indemnification obligations anticipated in connection with the litigation discussed in Part I, Item 3.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$9,597,849	$11,842,891	$19,967,961	$20,439,772	$21,285,215
Equity in income (loss) of Joint Ventures	$(443,790)	$(31,787)	$(17,098)	$139,039	$102,801
Total revenues	$247,326	$121,636	$84,486	$128,906	$139,938
Income (loss) from discontinued operations	$2,031,116	$299,663	$466,229	$21,887	$6,025
Net income (loss)	$1,436,901	$(31,433)	$(410,610)	$(508,763)	$(410,907)

Net income (loss) allocated to:
Class A limited partners:
Loss from continuing operations	$(595,007)	$(377,558)	$(810,120)	$(530,650)	$(416,932)
Income from discontinued operations	$1,317,970	$239,989	$399,510	$21,887	$204,937
Class B limited partners:
Income (loss) from continuing operations	$462	$46,462	$(66,719)	$0	$0
Income (loss) from discontinued operations	$712,532	$59,674	$66,719	$0	$(198,912)
General Partners:
Income from continuing operations	$330	$0	$0	$0	$0
Income from discontinued operations	$614	$0	$0	$0	$0
Net income (loss) per limited partner unit:
Class A units:
Loss from continuing operations	$ (6.03)	$ (3.82)	$(8.21)	$(5.38)	$(4.22)
Income from discontinued operations	$13.35	$ 2.43	$ 4.05	$ 0.22	$ 2.08
Class B units:
Income (loss) from continuing operations	$ 0.01	$ (1.09)	$(1.57)	$ 0.00	$ 0.00
Income (loss) from discontinued operations	$16.74	$ 1.40	$ 1.57	$ 0.00	$(4.67)

Cash Distributions per weighted-average Class A Limited Partner Unit:
Investment Income	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Return of Capital	$ 0.00	$ 0.00	$ 0.00	$ 2.50	$10.00

Cash Distributions per weighted-average Class B Limited Partner Unit:
Investment Income	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Return of Capital	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$34.20	$59.71	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.56	$ 2.49	$ 0.00	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. We have now sold all our properties with the sale of Paces Pavilion in November 2006 and Black Oak Plaza in January 2007. This marks the conclusion of this investment program, originally launched in 1984. As a result of the sale of all of the properties, we will focus resources on concluding all of the Partnership’s activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Part I, Item 3, Legal Proceedings).

We distributed net sale proceeds from the sales of Cherokee Commons, Heritage Place, and Peachtree Place of approximately $3,400,000 to limited partners in November 2006. We have announced the next planned net sale proceeds distribution, scheduled for the second quarter 2007, totaling approximately $7,200,000 from the sales of Heritage Place, Paces Pavilion, and Black Oak Plaza. Our General Partners are currently reserving the remaining net sale proceeds and operating cash flows to limited partners in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the partnership associated with its final dissolution. The dissolution expenses include, but are not limited to, legal fees, audit and tax fees, printing and postage costs, potential liabilities under the final purchase and sale agreements, and additional legal costs and/or reimbursements in connection with the litigation discussed herein, and other administrative expenses. We expect that a final distribution of any unused reserves will be made to limited partners as soon as practical.

Property Summary

As we move further into the disposition-and-liquidation phase, we will focus resources on concluding all of the Partnership’s activities and dissolving the Partnership as soon as practical.

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

•	Peachtree Place originally included two buildings. One building was sold on August 31, 2000, and the second building sold on June 18, 2004.

•	Paces Pavilion was sold on November 6, 2006.

•	Black Oak Plaza was sold on January 25, 2007.

Liquidity and Capital Resources

Short-Term Liquidity

Cash provided by operating activities, including operating distributions received from Fund I and Fund II Tucker, was approximately $0.1 million for the year ended December 31, 2006. We held such net operating cash flows in reserve during 2006 to fund any additional legal costs or indemnification obligation in connection with litigation discussed herein. We do not expect to receive future operating distributions from Fund I and Fund II Tucker, as the remaining portion of Heritage Place was sold in May 2006. We anticipate operating distributions to limited partners will be reserved in the future as a result of having sold all of the real estate assets in which we owned interests.

During 2006, our primary source of cash flow was net proceeds of approximately $6.2 million received from the sale of properties owned directly and through Fund I and Fund II Tucker, of which approximately $3.4 million was distributed to limited partners.

We believe that the cash on hand, including net sale proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $126,000, as of December 31, 2006. We anticipate that we will be able to fund any additional operating costs or indemnification obligations in connection with the litigation discussed herein.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net proceeds that was generated from the sale of our properties as previously mentioned.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. We anticipate using net property sale proceeds to order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the partnership associated with its final dissolution. As of December 31, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership			Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds Currently Being Reserved as of December 31, 2006
				Use of Net Sale Proceeds
				Amount	Purpose

Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fees	$0	$0

Crowe’s Crossing (sold in 2001)	$6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fees	5,005,565	0

Cherokee Commons (sold in 2001)	$8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fees	2,102,778	0

Heritage Place retail portion (sold in 2003)	$3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fees	1,398,154	0

Peachtree Place (remainder sold in 2004)	$953,670	90.0%	857,826	253,200	• Payment of deferred management fees	604,626	0

Heritage Place office portion (sold in 2006)	$4,028,043	51.9%	2,090,957	0		288,880	1,802,077

Paces Pavilion (sold in 2006)	$4,065,700	100.0%	4,065,700	0		0	4,065,700

Total			$17,926,060	$2,658,280		$9,400,003	$5,867,777

Our General Partners distributed net sale proceeds of approximately $3,400,000 in November 2006. In January 2007, the Partnership received net sales proceeds from the sale of Black Oak Plaza of approximately $3,469,000. Our General Partners anticipate distributing net sale proceeds of approximately $7,200,000 in May 2007 from the sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza, as further discussed below.

Contractual Obligations and Commitments

In December 2006, our General Partners announced their intention to distribute net sale proceeds from sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza of approximately $7.2 million in May 2007 to the limited partners of record as of March 31, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2006. Following such distribution, we intend to hold residual net sale proceeds of approximately $2.1 million in reserve to fund any additional operating costs or indemnification obligations in connection with the litigation discussed herein.

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

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Continuing Operations

Interest and other income increased from $121,636 for the year ended December 31, 2005 to $247,326 for the year ended December 31, 2006, primarily as a result of (i) an increase in the average net proceeds held during the respective periods as a result of the May 2006 sale of the office portion of Heritage Place and the November 2006 sale of Paces Pavilion, (ii) an increase in the daily interest yield, partially offset by (iii) the net sale proceeds distributed in November 2006. Future levels of interest income will be largely dependent upon net sale proceeds distributions to the limited partners, and utilizing net sale proceeds for any additional operating costs or indemnification obligations in connection with the litigation discussed herein.

General and administrative costs decreased from $420,945 for the year ended December 31, 2005 to $397,751 for the year ended December 31, 2006, primarily due to a decline in legal fees due to resolving certain litigation involving the Partnership. General and administrative costs are expected to decrease in future periods relative to the reduction in the size of the portfolio.

Equity in loss of Joint Ventures increased from $31,787 for the year ended December 31, 2005 to $443,790 for the year ended December 31, 2006, primarily attributable to recognizing an impairment loss on Heritage Place in the first quarter of 2006. We expect future equity in loss of Joint Ventures to decrease as a result of the aforementioned sale.

Discontinued Operations

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, we have classified the operations of real estate assets sold or held for sale as discontinued operations for all periods presented. Income from discontinued operations increased from approximately $299,663 for the year ended December 31, 2005 to approximately $2,031,116 for the year ended December 31, 2006, primarily as a result of recognizing the gain on the sale of Paces Pavilion in November 2006. We do not expect income from discontinued operations to be comparable with prior periods, as such income is subject to existence and timing of property dispositions. We expect future income from discontinued operations to decline as a result of selling all of the real estate assets owned directly by the Partnership or through the Joint Ventures.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Continuing Operations

Interest and other income increased from $84,486 for the year ended December 31, 2004 to $121,636 for the year ended December 31, 2005, primarily as a result of higher interest rate earned on the net sale proceeds held by the Partnership during 2005.

General and administration decreased from $944,227 for the year ended December 31, 2004 to $420,945 for the year ended December 31, 2005, primarily due to a decline in legal fees due to resolving certain litigation involving the Partnership.

Equity in loss of Joint Ventures increased from $17,098 year ended December 31, 2004 to $31,787 for the year ended December 31, 2005 primarily attributable to a decrease in rental income and reimbursement income as a result of the decrease in occupancy at Heritage Place, partially offset by a reduction in depreciation expense for building assets resulting from a change in the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of real estate assets sold or held for sale as discontinued operations for all periods presented. Income from discontinued operations decreased from approximately $466,229 for the year ended December 31, 2004 to approximately $299,663 for the year ended December 31, 2005, primarily as a result of recognizing the gain on the sale of Peachtree Place in June 2004.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and Fund I and Fund II Tucker, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of its depreciable assets. We considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class were as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the third quarter of 2004, the Partnership completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, effective July 1, 2004, the Partnership extended the weighted-average composite useful life from 25 years to 40 years for all building assets. This change resulted in an increase to net income of approximately $93,000, or $0.94 per unit, for Class A Units, and a decrease to loss of approximately $79,000, or $1.86 per unit, for Class B Units for the year ended December 31, 2004. The Partnership believed that the change more appropriately reflected the estimated useful lives of the respective building assets and was consistent with prevailing industry practice. In the event that we used inappropriate useful lives or methods for depreciation, our net income would have been misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocated to the Partnership in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

Subsequent Event

On January 25, 2007, the Partnership sold Black Oak Plaza to an unrelated third party for a gross sale price of $3,700,000, less credits of approximately $107,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,469,000 and recognized a gain of approximately $457,000, which may be adjusted as additional information becomes available in subsequent periods.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

In November 2004, a putative class action complaint, the Hendry Action, was filed against, among others, Wells Capital and Mr. Wells, our General Partners, and Wells Management. See Part I, Item 3 for additional information regarding the Hendry Action.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of our corporate general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

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

Code of Ethics

The Partnership has adopted a code of ethics applicable to our corporate general partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our one of our General Partners. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 28, 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	519 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 146 Class A Units and 222 Class B Units through an Individual Retirement Account and 151 Class B Units through Wells Capital, Inc., which is a wholly owned subsidiary of WREF.

(c) No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following are compensation and fees we pay to our General Partners and their affiliates in connection with our operations:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners are entitled to receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a partnership management fee. The General Partners did not receive any distributions of cash from operations or net sale proceeds from the Partnership during 2006.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of our General Partners, is entitled to compensation for the management and leasing of our properties, owned directly or through joint ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773. Of this amount, $778,736 was due from Fund I and Fund II Tucker and was, therefore, included in investment in joint venture, while the remaining $2,254,037 was recorded as due to affiliates. All of such deferred management and leasing fees were repaid to Wells Management in March 2005, after which all future management and leasing fees incurred by the properties owned by the Partnership directly and through its interest in Fund I and Fund II Tucker have been paid currently. Our share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures that are payable to Wells Management and its affiliates is $63,296, $74,307, and $80,114 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses and bill-backs of $152,853, $196,929, and $228,655 for the years ended December 31, 2006, 2005, and 2004, respectively.

Due to Affiliates

As of December 31, 2006 and 2005, due to affiliates was comprised of the following amounts:

	2006	2005
Reimbursement of administrative costs due to Wells Management and/or Wells Capital	$15,719	$17,650
Management and leasing fees due to Wells Management	1,687	439

	$17,406	$18,089

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$26,571	$11,493	$33,638
Audit-Related Fees	0	0	0
Tax Fees	0	12,149	15,704
Other Fees	0	0	0

Total	$26,571	$23,642	$49,342

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•

Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier and Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-37 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)	2. Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 27, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund I

We have audited the accompanying consolidated balance sheet of Wells Real Estate Fund I (the “Partnership”) and subsidiary as of December 31, 2006, and the related consolidated statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Fund I and subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund I

We have audited the accompanying consolidated balance sheet of Wells Real Estate Fund I (the “Partnership”) and subsidiary as of December 31, 2005, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Fund I and subsidiary at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$0	$501,049
Building and improvements, less accumulated depreciation of $3,519,946 as of December 31, 2005	0	1,652,592
Assets held for sale, net	2,852,545	2,898,870

Total real estate assets	2,852,545	5,052,511

Investment in joint venture	0	2,515,508
Cash and cash equivalents	6,438,572	3,942,166
Tenant receivables, net	93,005	98,861
Deferred leasing costs, less accumulated amortization of $77,532 as of December 31, 2005	0	74,643
Other assets	51,610	93,132
Other assets held for sale, net	162,117	66,070

Total assets	$9,597,849	$11,842,891

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and accrued capital expenditures	$70,545	$385,829
Deferred income	35,640	3,822
Due to joint venture	2,211	0
Due to affiliates	17,406	18,089

Total liabilities	125,802	407,740

Commitments and contingencies	–	–

Partners’ capital:
Limited partners:
Class A – 98,716 units issued and outstanding	8,781,994	11,435,151
Class B – 42,568 units issued and outstanding	689,109	0
General partners	944	0

Total partners’ capital	9,472,047	11,435,151

Total liabilities and partners’ capital	$9,597,849	$11,842,891

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Interest and other income	$247,326	$121,636	$84,486

EXPENSES:
General and administrative	397,751	420,945	944,227
Equity in loss of joint venture	443,790	31,787	17,098

Total expenses	841,541	452,732	961,325

LOSS FROM CONTINUING OPERATIONS	(594,215)	(331,096)	(876,839)

DISCONTINUED OPERATIONS:
Operating income	218,122	298,442	152,075
Gain on sale of real estate assets	1,812,994	0	349,361
Minority interest income (expense)	0	1,221	(35,207)

INCOME FROM DISCONTINUED OPERATIONS	2,031,116	299,663	466,229

NET INCOME (LOSS)	$1,436,901	$(31,433)	$(410,610)

NET INCOME (LOSS) ALLOCATED TO:
Class A limited partners:
Loss from continuing operations	$(595,007)	$(377,558)	$(810,120)
Income from discontinued operations	1,317,970	239,989	399,510

Net income (loss) allocated to Class A limited partners	$722,963	$(137,569)	$(410,610)

Class B limited partners:
Income (loss) from continuing operations	$462	$46,462	$(66,719)
Income from discontinued operations	712,532	59,674	66,719

Net income allocated to Class B limited partners	$712,994	$106,136	$0

General partners:
Income from continuing operations	$330	$0	$0
Income from discontinued operations	614	0	0

Net income allocated to general partners	$944	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Loss from continuing operations	$ (6.03)	$(3.82)	$(8.21)
Income from discontinued operations	13.35	2.43	4.05

Net income (loss) per Class A limited partner unit	$ 7.32	$(1.39)	$(4.16)

Class B units:
Income (loss) from continuing operations	$ 0.01	$1.09	$(1.57)
Income from discontinued operations	16.74	1.40	1.57

Net income per Class B limited partner unit	$16.75	$2.49	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	98,716	$17,877,194	42,568	$0	$0	$17,877,194

Net loss	0	(410,610)	0	0	0	(410,610)

BALANCE, December 31, 2004	98,716	17,466,584	42,568	0	0	17,466,584

Net income (loss)	0	(137,569)	0	106,136	0	(31,433)
Distributions of net sale proceeds ($59.71 and $2.49 per Class A Unit and Class B Unit, respectively)	0	(5,893,864)	0	(106,136)	0	(6,000,000)

BALANCE, December 31, 2005	98,716	11,435,151	42,568	0	0	11,435,151

Net income	0	722,963	0	712,994	944	1,436,901
Distributions of net sale proceeds ($34.20 and $0.56 per Class A and Class B Unit, respectively)	0	(3,376,120)	0	(23,885)	0	(3,400,005)

BALANCE, December 31, 2006	98,716	$8,781,994	42,568	$689,109	$944	$9,472,047

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,436,901	$(31,433)	$(410,610)
Operating distributions received from joint ventures	8,927	67,252	41,545
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate assets	(1,812,994)	0	(349,361)
Depreciation	236,592	266,931	416,982
Amortization	35,048	53,873	31,471
Lease termination expense	2,133	0	0
Equity in loss of joint venture	443,790	31,787	17,098
Minority interest (income) expense	0	(1,221)	35,207
Operating changes in assets and liabilities:
Increase in tenant receivables, net	(49,240)	(20,355)	(41,082)
(Increase) decrease in other assets	(25,831)	21,596	(52,295)
(Decrease) increase in accounts payable and accrued expenses	(164,552)	106,607	(61,961)
Increase (decrease) in deferred income	31,818	(8,346)	12,168
(Decrease) increase in due to affiliates	(683)	(2,263,300)	68,237

Net cash provided by (used in) operating activities	141,909	(1,776,609)	(292,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate assets	4,065,700	0	953,670
Net sale proceeds received from joint venture	2,090,957	0	27,824
Investment in real estate assets	(197,531)	(167,504)	(57,824)
Deferred leasing costs paid	(178,669)	(14,738)	(7,601)
Investment in joint venture	(25,955)	(404,242)	(15,572)

Net cash provided by (used in) investing activities	5,754,502	(586,484)	900,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(3,400,005)	(6,000,000)	0
Contributions from minority interest partner	0	1,005	0
Distributions to minority interest partner	0	0	(96,625)

Net cash used in financing activities	(3,400,005)	(5,998,995)	(96,625)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,496,406	(8,362,088)	511,271

CASH AND CASH EQUIVALENTS, beginning of year	3,942,166	12,304,254	11,792,983

CASH AND CASH EQUIVALENTS, end of year	$6,438,572	$3,942,166	$12,304,254

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred management and leasing fees due to affiliate assumed by minority interest partner	$0	$0	$26,857

Write-off of fully depreciated real estate costs	$140,842	$0	$0

Write-off of fully amortized deferred leasing costs	$0	$50,357	$0

Accrued capital expenditures	$3,907	$87,286	$0

Due to joint venture	$2,211	$0	$0

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

During the periods presented, the Partnership owned direct interests in the following properties:

1. Paces Pavilion(1) A medical office building located in Atlanta, Georgia in which the Partnership owned a condominium interest of approximately 27% of the property.
2. Black Oak Plaza(2) A retail shopping center located in Knoxville, Tennessee.

(1)	This property was sold in November 2006.

(2)	This property was sold in January 2007.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates	• Wells Real Estate Fund I	1. Peachtree Place(2)
	• Wells & Associates, Inc.(1)	A commercial office building
located in suburban Atlanta, Georgia
Fund I and Fund II Tucker	• Wells Real Estate Fund I	2. Heritage Place(4)
	• Fund II and Fund II-OW(3)	A commercial office complex
located in Tucker, Georgia

(1)	Wells & Associates, Inc. is an affiliate of the General Partners.

(2)	This property originally included two office buildings; one building was sold in August 2000, and the second building was sold in June 2004. Wells-Baker Associates was liquidated in 2006.

(3)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(4)	The retail portion of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

On June 18, 2004, Wells-Baker Associates sold the remaining commercial office building at Peachtree Place to an unrelated third party for a gross sale price of $1,030,000, excluding closing costs. As a result of this sale, the Partnership received net sale proceeds of approximately $858,000 and was allocated a gain of approximately $314,000.

On November 6, 2006, the Partnership sold Paces Pavilion to an unrelated third party for a gross sale price of $4,300,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $4,066,000 and recognized a gain of approximately $1,813,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Partnership adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, effective March 31, 2004. Under the provisions of FIN 46(R), the Partnership has evaluated Wells-Baker Associates, a joint venture in which it owns an approximate 90% interest, and concluded that it is not a VIE. Accordingly, upon applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership has concluded that Wells-Baker Associates should be consolidated and has, therefore, included the accounts of the Wells-Baker Associates in the accompanying consolidated financial statements. Wells & Associates, Inc. owns the remaining approximate 10% interest in Wells-Baker Associates. Pursuant to the terms of the joint venture agreement, all earnings and distributions are allocated to the partners of Wells-Baker Associates in accordance with the respective ownership interests. Earnings from Wells-Baker Associates that are attributable to Wells & Associates, Inc. are recorded as minority interest in income (expense) in the consolidated statements of operations. All significant intercompany balances have been eliminated in consolidation.

Wells-Baker Associates wound up its affairs in 2005 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the partners. The Partnership terminated Wells-Baker Associates in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

The Partnership’s policy is to adopt the liquidation basis of accounting once the liquidation of the Partnership is imminent, which the Partnership has defined as beginning on the first day of the quarter following the completion of the sale of all real estate assets. On January 25, 2007, the Partnership sold the remaining property, Black Oak Plaza, in the portfolio. Accordingly, the Partnership is planning to adopt the liquidation basis of accounting effective April 1, 2007. Under the liquidation basis of accounting, assets and liabilities will be stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows will no longer be presented.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The real estate assets owned directly by the Partnership or through the Joint Ventures, are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned, either directly or through the Partnership’s investment in Fund I and Fund II Tucker, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocated to the Partnership in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Investment in Joint Venture

The Partnership has evaluated their investment in Fund I and Fund II Tucker and concluded that none are variable-interest entities under the provisions of FIN No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of ARB No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of Fund I and Fund II Tucker; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect Fund I and Fund II Tucker, or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in Fund I and Fund II Tucker using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. The Partnership is obligated to fund its pro rata share of Fund I and Fund II Tucker’s deficit balances and these amounts are included in due to joint venture in the accompanying balance sheets. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $42,599 and $6,415 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $77,532 as of December 31, 2005. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense.

Other Assets

Other assets as of December 31, 2006 and 2005 are comprised of the following items:

	2006	2005
Interest receivable	$28,051	$0
Refundable security deposits	19,863	87,215
Prepaid property insurance	2,878	5,917
Other	818	0

Total	$51,610	$93,132

Interest receivable represents interest earned during the period presented, which will be received in the following month. Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Partnership may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund the remaining balances to the tenants upon the expiration of their related lease term. Prepaid property insurance is recognized in the period in which the coverage is provided. Balances without a future economic benefit are written off as they are identified.

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

As more fully described in the partnership agreement, gain on the sale or exchange of the Partnership’s properties is generally allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then, to the limited partners, in proportion to and to the extent of, the amount by which (i) the excess of each limited partner’s capital contribution over all prior distributions to such limited partner under certain partnership agreement provisions, plus an amount equal to such limited partner’s cumulative distribution, less the sum of all prior distributions of cash available for distribution previously made to such limited partner, exceeds (ii) such limited partner’s adjusted capital account balance as of the sale date; (c) then, to the General Partners, in proportion to and to the extent of, the amount by which (i) the excess of each of the General Partner’s adjusted capital contribution over all prior distributions to such general partner under certain partnership agreement provisions, exceeds (ii) such General Partners’ adjusted capital account balance as of the sale date; and (d) thereafter, 85% to the limited partners and 15% to the General Partners.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURE

Summary

As of December 31, 2006 and December 31, 2005, the Partnership owned an approximate 52% interest in Fund I and Fund II Tucker. As of December 31, 2006, the Partnership’s deficit in Fund I and Fund II Tucker was approximately $2,211 and is included in due to joint venture in the accompanying balance sheets. As of December 31, 2005, the partnership’s investment in Fund I and Fund II Tucker was approximately $2,515,508 and is recorded as investment in joint venture in the accompanying balance sheets.

Impairment of Real Estate Assets

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 is allocable to the Partnership, to reduce the carrying value of Heritage Place to its fair value, less costs to sell. This impairment was prompted by a change in management’s intended holding period for this asset. This impairment loss is included in loss from discontinued operations for the year ended December 31, 2006 in the Summary of Financial Information table below.

Summary of Activity

Roll-forwards of the Partnership’s investment in Fund I and Fund II Tucker for the years ended December 31, 2006 and 2005, respectively, are provided below:

	2006	2005
Investment in joint venture, beginning of year	$2,515,508	$2,210,305
Equity in loss of joint venture	(443,790)	(31,787)
Investment in joint venture	28,166	404,242
Distributions from joint venture	(2,099,884)	(67,252)

Investment in joint venture, end of year	$0	$2,515,508

Summary of Financial Information

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented. Accordingly, condensed financial information for Fund I and Fund II Tucker as of December 31, 2006 and 2005 and for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Net Assets in Liquidation December 31,	Total Equity December 31,
	(Unaudited)		(Unaudited)		(Unaudited)
	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$27,852	$4,934,963	$27,852	$89,061	$0	$4,845,902

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss(1)
	(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,		(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,		(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,		(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,

	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund I and Fund II Tucker	$2,189	$3,227	$8	$(10,804)	$(4,937)	$(20,502)	$(810,142)	$(56,298)	$(12,438)	$(820,946)	$(61,235)	$(32,940)

(1)

Effective July 1, 2004, Fund I and Fund II Tucker extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in increases to net income for year ended December 31, 2004 of approximately $49,200. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates its share of operating income (loss) and gain (loss) on sale of the property generated by Fund I and Fund II Tucker to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by Fund I and Fund II Tucker are provided below:

	(Unaudited) For the Six Months Ended June 30, 2006				For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(6,097)	$(794,812)	$(9,233)	$(810,142)	$(56,298)	$0	$(56,298)	$(12,438)	$0	$(12,438)

4.	DISCONTINUED OPERATIONS

On December 22, 2006, the Partnership entered into a contract to sell Black Oak Plaza to an unrelated third party for a gross sale price of $3.7 million, exclusive of closing costs. Accordingly, the assets related to Black Oak Plaza are classified as held for sale for all periods presented. The details comprising assets held for sale are provided below:

	2006		2005
Real estate assets held for sale, net:
Land	$737,770		$737,770
Building and improvements, less accumulated depreciation of $3,520,444 and $3,500,809 as of December 31, 2006 and 2005, respectively	2,114,775		2,161,100

Total real estate assets held for sale, net	$2,852,545		$2,898,870

	2006		2005
Other assets held for sale, net:
Tenant receivables, net	$35,774		$42,644
Deferred leasing costs, less accumulated amortization of $41,220 and $24,073 as of December 31, 2006 and 2005, respectively	126,343	(1)	23,426

Total other assets held for sale, net	$162,117		$66,070

(1)	The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately four years.

On January 25, 2007, the Partnership closed the sale of Black Oak Plaza and recognized a gain of approximately $457,000, which is subject to change should additional information becomes available in subsequent periods. In accordance with SFAS No. 144, the Partnership has classified the results of operations related to Black Oak Plaza, Paces Pavilion, and Peachtree Place, which were sold on January 25, 2007; November 6, 2006; and June 18, 2004, respectively, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2006	2005	2004
REVENUES:
Rental income	$913,187	$1,023,539	$1,078,311
Reimbursement income	166,974	122,343	150,322
Bad debt recoveries	0	0	50,563
Interest and other income	319	1,115	177

Total revenues	1,080,480	1,146,997	1,279,373

EXPENSES:
Property operating costs	383,369	366,043	463,233
Management and leasing fees	64,311	67,745	74,834
Depreciation	236,592	266,931	416,982
Amortization	35,048	53,873	31,471
Lease termination expense	2,133	0	0
Bad debt expense	54,728	6,003	12,864
General and administrative	86,177	87,960	127,914

Total expenses	862,358	848,555	1,127,298

Real estate operating income	218,122	298,442	152,075
Gain on sale of real estate assets	1,812,994	0	349,361
Minority interest income (expense)	0	1,221	(35,207)

INCOME FROM DISCONTINUED OPERATIONS	$2,031,116	$299,663	$466,229

5.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties, owned directly or through joint ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the properties owned by the Partnership directly and through its interest in joint ventures. Accordingly, as of December 31, 2004, the Partnership owed aggregate management and leasing fees to Wells Management of $3,032,773. Of this amount, $778,736 was due from Fund I and Fund II Tucker and was, therefore, included in investment in joint venture, while the remaining $2,254,037 was recorded as due to affiliates. All of such deferred management and leasing fees were repaid to Wells Management in March 2005, following which all future management and leasing fees incurred by the properties owned by the Partnership directly and through its interest in Fund I and Fund II Tucker have been paid currently. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures that are payable to Wells Management and its affiliates is $63,296, $74,307, and $80,114 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $152,853, $196,929, and $228,655 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of December 31, 2006 and 2005, due to affiliates was comprised of the following amounts:

	December 31
	2006	2005
Administrative reimbursements due to Wells Management and/or Wells Capital	$15,719	$17,650
Management and leasing fees due to Wells Management	1,687	439

	$17,406	$18,089

6.	PER-UNIT AMOUNTS

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

7.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s consolidated financial statement net loss to net loss presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Consolidated financial statement net income (loss)	$1,436,901	$(31,433)	$(410,610)
Increase (decrease) in net income (loss) resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(40,520)	12,190	183,563 (1)
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	0	(530,814)	(530,815)
Gains on sale of properties for financial reporting purposes in excess of amount for income tax purposes	(1,585,891)	(155,234)	(1,752)
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	65,228	(22,488)	(35,656)
Bad debt expense (recoveries) for financial reporting purposes in excess of amounts for income tax purposes	39,603	7,587	(45,624)
Other (includes meals and entertainment)	(41,049)	4,048	(14,564)

Consolidated income tax basis net loss	$(125,728)	$(716,144)	$(855,458)

(1)

Effective July 1, 2004, the Partnership extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying consolidated financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Consolidated financial statement partners’ capital	$9,472,047	$11,435,151	$17,466,584
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	5,036,280	5,076,800	5,064,610
Joint venture change in ownership	14,293	14,293	14,293
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(31,922)	(97,150)	(74,662)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	306,931	306,931	837,745
Accumulated expenses capitalized for financial reporting purposes and expensed for income tax purposes, net of accumulated amortization	(2,086)	(2,086)	(2,086)
Partnership distributions payable	0	0	0
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(3,327,510)	(1,741,619)	(1,741,619)
Accumulated gain on investment when winding down a joint venture for financial reporting purposes in excess of amount for income tax purposes	(155,234)	(155,234)	0
Accumulated bad debt expense (recoveries), net, for financial reporting purposes in excess of amounts for income tax purposes	1,566	(38,037)	(45,624)
Other, net (includes meals and entertainment)	(67,365)	(26,316)	(30,364)

Consolidated income tax basis partners’ capital	$11,247,000	$14,772,733	$21,488,877

8.	QUARTERLY RESULTS (UNAUDITED)

Summaries of the Partnership’s unaudited quarterly financial information for the years ended December 31, 2006 and 2005 are presented below:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Interest and other income	$40,455	$58,441	$74,458	$73,972
Equity in loss of joint venture	$(416,635)	$(9,518)	$(8,890)	$(8,747)
Income from discontinued operations	$77,783	$78,978	$40,310	$1,834,045
Net income	$(456,817)	$(13,656)	$59,005	$1,848,369

NET INCOME (LOSS) ALLOCATED TO:
Class A limited partners:
Income (loss) from continuing operations	$(534,600)	$(92,634)	$18,508	$13,719
Income from discontinued operations	$77,783	$78,978	$39,907	$1,121,302

Net income (loss) allocated to Class A limited partners	$(456,817)	$(13,656)	$58,415	$1,135,021

Class B limited partners:
Income from continuing operations	$0	$0	$0	$462
Income from discontinued operations	$0	$0	$0	$712,532

Net income allocated to Class B limited partners	$0	$0	$0	$712,994

General partners:
Income from continuing operations	$0	$0	$187	$143
Income from discontinued operations	$0	$0	$403	$211

Net income allocated to general partners	$0	$0	$590	$354

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Income (loss) from continuing operations	$(5.42)	$(0.94)	$0.19	$ 0.14
Income from discontinued operations	$ 0.79	$ 0.80	$0.40	$11.36

Net income (loss) per Class A limited partner unit	$(4.63)	$(0.14)	$0.59	$11.50

Class B units:
Income from continuing operations	$ 0.00	$ 0.00	$0.00	$ 0.01
Income from discontinued operations	$ 0.00	$ 0.00	$0.00	$16.74

Net income per Class B limited partner unit	$ 0.00	$ 0.00	$0.00	$16.75

NET SALES PROCEEDS DISTRIBUTIONS PER LIMITED PARTNER UNIT:
Class A	$ 0.00	$ 0.00	$0.00	$34.20
Class B	$ 0.00	$ 0.00	$0.00	$ 0.56

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Interest and other income	$32,843	$36,221	$20,861	$31,711
Equity in loss of joint venture	$5,166	$3,193	$(19,298)	$(20,848)
Income from discontinued operations	$84,364	$51,040	$16,569	$147,690
Net income	$2,554	$(36,887)	$(80,446)	$83,346

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Class A limited partners:
Loss from continuing operations	$(81,810)	$(87,927)	$(143,477)	$(64,344)
Income (loss) from discontinued operations	$84,364	$51,040	$(43,105)	$147,690

Net income (loss) allocated to Class A limited partners	$2,554	$(36,887)	$(186,582)	$83,346

Class B limited partners:
Loss from continuing operations	$0	$0	$46,462	$0
Income from discontinued operations	$0	$0	$59,674	$0

Net loss allocated to Class B limited partners	$0	$0	$106,136	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Loss from continuing operations	$(0.83)	$(0.89)	$(1.45)	$(0.65)
Income (loss) from discontinued operations	$ 0.86	$ 0.52	$(0.44)	$ 1.49

Net income (loss) per Class A limited partner unit	$ 0.03	$(0.37)	$(1.89)	$ 0.84

Class B units:
Loss from continuing operations	$ 0.00	$ 0.00	$ 1.09	$ 0.00
Income from discontinued operations	$ 0.00	$ 0.00	$ 1.40	$ 0.00

Net loss per Class B limited partner unit	$ 0.00	$ 0.00	$ 2.49	$ 0.00

NET SALES PROCEEDS DISTRIBUTIONS PER LIMITED PARTNER UNIT:
Class A	$ 0.00	$ 0.00	$59.71	$ 0.00
Class B	$ 0.00	$ 0.00	$ 2.49	$ 0.00

9.	COMMITMENTS AND CONTINGENCIES

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of December 31, 2006, Wells Capital had incurred approximately $866,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying consolidated financial statements.

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

10.	SUBSEQUENT EVENT

On January 25, 2007, the Partnership sold Black Oak Plaza to an unrelated third party for a gross sale price of $3,700,000, less credits of approximately $107,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,469,000 and recognized a gain of approximately $457,000, which may be adjusted as additional information becomes available in subsequent periods.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

			Initial Cost			Gross Carrying Amount as of December 31, 2006
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired
BLACK OAK PLAZA(a)	100%	None	$727,500	$3,835,189	$1,810,300	$737,770	$5,635,219	$0	$6,372,989	$3,520,444	1986	04/09/85

(a)	Black Oak Plaza is a retail shopping center located in Knoxville, Tennessee, owned entirely by the Partnership.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$21,500,029	$10,498,879

2004 Additions	193,016	661,629
2004 Disposals	(1,295,536)	(717,546)

BALANCE AT DECEMBER 31, 2004	20,397,509	10,442,962

2005 Additions	302,516	471,601
2005 Disposals	0	0

BALANCE AT DECEMBER 31, 2005	20,700,025	10,914,563

2006 Additions	144,742	271,442
2006 Disposals	(13,676,966)	(7,665,561)
2006 Impairment(1)	(794,812)	0

BALANCE AT DECEMBER 31, 2006	$6,372,989	$3,520,444

(1)

As of March 31, 2006, Fund I and Fund II Tucker wrote-down the basis of the office component of Heritage Place to approximate a recently contracted sale price as a result of reducing the intended holding period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund I and Fund II Tucker:

We have audited the accompanying balance sheet of Fund I and Fund II Tucker (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 20, 2007

FUND I AND FUND II TUCKER

STATEMENT OF NET ASSETS IN LIQUIDATION

AS OF DECEMBER 31, 2006 (UNAUDITED)

AND

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

	2006 (unaudited)	2005
Real estate assets, at cost:
Land	$0	$2,292,078
Building and improvements, less accumulated depreciation of $0 and $3,893,808 at December 31, 2006 and 2005, respectively	0	2,440,873

Total real estate assets	0	4,732,951

Cash and cash equivalents	20,498	43,935
Tenant receivables, net	0	68,286
Deferred leasing costs, net	0	51,913
Due from joint venture partners	4,260	0
Other assets	3,094	37,878

Total assets	$27,852	$4,934,963

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$26,288	$86,752
Due to affiliate	1,564	2,309

Total liabilities	27,852	89,061

Total net assets in liquidation	$0	0

Partners’ capital:
Wells Real Estate Fund I		2,515,508
Fund II and Fund II-OW		2,330,394

Total partners’ capital		4,845,902

Total liabilities and partners’ capital		$4,934,963

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF JULY 1, 2006 TO

DECEMBER 31, 2006 (UNAUDITED)

2006 (unaudited)
Balance, July 1, 2006	$3,776
Changes in net assets in liquidation attributable to:
Net loss	(33,976)
Contributions from joint venture partners	30,200

Balance, December 31, 2006	$0

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31,
		2005	2004
REVENUES:
Interest and other income	$2,189	$3,227	$8

EXPENSES:
General and administrative	12,993	8,164	20,510

NET LOSS FROM CONTINUING OPERATIONS	(10,804)	(4,937)	(20,502)

DISCONTINUED OPERATIONS:
Operating loss	(6,097)	(56,298)	(12,438)
Impairment loss	(794,812)	0	0
Loss on disposition	(9,233)	0	0

Loss from discontinued operations	(810,142)	(56,298)	(12,438)

NET LOSS	$(820,946)	$(61,235)	$(32,940)

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
Balance, December 31, 2003	$2,263,584	$2,120,186	$4,383,770

Net loss	(17,099)	(15,841)	(32,940)
Partnership distributions	(36,180)	(56,694)	(92,874)

Balance, December 31, 2004	2,210,305	2,047,651	4,257,956

Net loss	(31,787)	(29,448)	(61,235)
Partnership distributions	(67,252)	(62,303)	(129,555)
Partnership contributions	404,242	374,494	778,736

Balance, December 31, 2005	2,515,508	2,330,394	4,845,902

Net loss	(426,153)	(394,793)	(820,946)
Partnership distributions	(2,100,373)	(1,945,807)	(4,046,180)
Partnership contributions	12,978	12,022	25,000

Balance, June 30, 2006 (unaudited)	$1,960	$1,816	$3,776

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31,
		2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(820,946)	$(61,235)	$(32,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	794,812	0	0
Loss on sale	9,233	0	0
Depreciation	34,850	204,670	244,673
Amortization of deferred leasing costs	8,119	19,694	19,083
Lease termination expense	2,609	0	0
Operating changes in assets and liabilities:
Decrease in tenant receivables, net	13,831	3,386	4,176
Increase in other assets	(38)	(22)	(6,186)
(Decrease) increase in accounts payable and accrued expenses	(18,352)	16,178	10,937
Increase (decrease) in due to affiliate	708	(780,584)	21,271
Decrease deferred income	0	(6,667)	(15,951)

Net cash provided by (used in) operating activities	24,826	(604,579)	245,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	4,028,983	0	0
Investment in real estate	(30,590)	(47,726)	(135,220)
Payment of deferred leasing costs	(9,262)	(7,079)	(54,794)

Net cash provided by (used in) investing activities	3,989,131	(54,805)	(190,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(17,197)	(158,123)	(96,160)
Net sale proceeds distributions to joint venture partners	(4,028,983)	0	0
Contributions from joint venture partners	25,000	778,736	0

Net cash (used in) provided by financing activities	(4,021,180)	620,613	(96,160)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,223)	(38,771)	(41,111)

CASH AND CASH EQUIVALENTS, beginning of period	43,935	82,706	123,817

CASH AND CASH EQUIVALENTS, end of period	$36,712	$43,935	$82,706

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$0	$28,568

Write-off of fully amortized deferred leasing costs	$0	$25,182	$0

See accompanying notes.

FUND I AND FUND II TUCKER

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (UNAUDITED), 2005, and 2004

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

During 1986, Wells Real Estate Fund I (“Fund I”) and Fund II and Fund II-OW entered into a Georgia general partnership to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Fund II”) and Wells Real Estate Fund II-OW (“Fund II-OW”). The general partners of Fund I, Fund II, and Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. The Joint Venture owned a 100% interest in Heritage Place, which originally consisted of a retail shopping and commercial office complex located in Tucker, Georgia.

On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture received net proceeds of approximately $3,208,000 and recognized a gain of $293,000.

On May 10, 2006, the Joint Venture sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $4,029,000. As of March 31, 2006, the Joint Venture recognized an impairment loss of approximately $795,000 to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $9,000.

As of December 31, 2006, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture intends to wind up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners.

Basis of Presentation

As of December 31, 2006, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture intends to wind up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners.

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, the Joint Venture adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheet.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, the Joint Venture recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Allowances of $2,290 and $20,220 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense. Deferred leasing costs include accumulated amortization of $0 and $43,274 as of December 31, 2006 and 2005, respectively.

Due from joint venture partners

Due from joint venture partners reflect obligations from Fund I and Fund II and Fund II-OW resulting from the Joint Venture’s deficit balance.

Other Assets

Other assets as of December 31, 2006 and 2005 are comprised of the following items:

	2006 (unaudited)	2005
Refundable security deposits	$0	$31,671
Prepaid property insurance	2,854	1,606
Miscellaneous	240	4,601

Total	$3,094	$37,878

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term. Prepaid property insurance is recognized in the period in which the coverage is provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund I and Fund II and Fund II-OW held ownership interests in the Joint Venture of approximately 52% and 48%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund I and Fund II and Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund I, Fund II, and Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Joint Venture. As of December 31, 2004, the Joint Venture owed aggregate management and leasing fees to Wells Management of $778,736, which was paid in 2005. The Joint Venture began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. During the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $16,521, $43,586, and $45,494, respectively, all of which are included in loss from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2006, 2005, and 2004, the Joint Venture reimbursed $26,485, $39,777, and $41,834, respectively, to Wells Management and its affiliates for these services, portions of which are included in loss from discontinued operations.

Due to Affiliate

As of December 31, 2006 and December 31, 2005, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2006 (unaudited)	2005
Property management fees	$0	$620
Administrative reimbursements	1,564	1,689

	$1,564	$2,309

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Heritage Place, which was sold on May 10, 2006, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations are presented below:

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31,
		2005	2004
Rental income	$224,094	$683,121	$705,784
Tenant reimbursements	5,395	19,186	1,133
Bad debt recoveries	0	0	4,923
Interest and other income	0	16	4,331

Total property revenues	229,489	702,323	716,171

Property operating costs	132,869	409,388	355,693
Management and leasing fees	15,569	41,172	43,383
Depreciation	34,850	204,670	244,673
Amortization	8,119	19,694	19,083
Lease termination expense	2,609	0	0
General and administrative	41,570	83,697	65,777

Total expenses	235,586	758,621	728,609

Operating loss	(6,097)	(56,298)	(12,438)
Impairment loss	(794,812)	0	0
Loss on disposition	(9,233)	0	0

Loss from discontinued operations	$(810,142)	$(56,298)	$(12,438)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$8,579,033	$3,689,138

Additions	47,726	204,670

BALANCE AT DECEMBER 31, 2005	8,626,759	3,893,808

Additions	30,590	34,850
Dispositions	(7,862,537)	(3,928,658)
Impairments (1)	(794,812)	0

BALANCE AT DECEMBER 31, 2006 (UNAUDITED)	$0	$0

(1)

As of March 31, 2006, Fund I and Fund II Tucker wrote down the basis of the office component of Heritage Place to approximate a recently contracted sale price as a result of reducing the intended holding period.

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND I

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Registration Statement of Wells Real Estate Fund I, Exhibit B to the Prospectus, File No. 2-91165)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(b)	Leasing and Tenant Coordination Agreement Between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(c)	Purchase Agreement for the acquisition of the Howell Mill Road Property dated December 27, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(d)	Leases between Registrant and Hospital Corporation of America (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(e)	Joint Venture Agreement of Wells-Baker Associates dated April 1, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(f)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(g)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(h)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(i)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(j)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10	(k)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10	(l)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(m)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

Exhibit Number		Description of Document

*10	(n)	Custodial Agency Agreement between Wells Real Estate Fund I and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10	(o)	Purchase and Sale Agreement for the sale of the Crowe’s Crossing Shopping Center dated November 28, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2000, File No. 0-14463)

*10	(p)	Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10	(q)	Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Exhibit 4.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2002, File No. 0-14463)

*10	(r)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, File No. 0-14463)

*10	(s)	Purchase and Sale Agreement for the sale of Peachtree Place (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2004, Commission File No. 0-14463)

*10	(t)	First Amendment to Lease Agreement for a portion of Paces Pavilion dated March 13, 2006 (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(u)	First Amendment to Lease Agreement for a portion of Paces Pavilion dated March 13, 2006 (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(v)	Purchase and Sale Agreement for office portion of Heritage Place (Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(w)	First Amendment to Purchase and Sale Agreement for office portion of Heritage Place (Exhibit 10.4 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(x)	Purchase and Sale Agreement for sale of condominium interest in Paces Pavilion (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2006, Commission File No. 0-14463)

10	(y)	Purchase and Sale Agreement for sale of Black Oak Plaza

10	(z)	First Amendment to Purchase and Sale Agreement for sale of Black Oak Plaza

*16		Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund I filed on September 27, 2006, Commission File No. 0-14463)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002