Form 10-Q
period 2007-03-31
WELLS REAL ESTATE FUND I
filed 2007-05-11
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2007	December 31, 2006
Assets held for sale, net	$0	$3,014,662
Investment in joint venture	1,200	0
Cash and cash equivalents	10,017,143	6,438,572
Tenant receivables, net	9,051	93,005
Other assets	45,181	51,610

Total assets	$10,072,575	$9,597,849

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and accrued capital expenditures	$30,168	$70,545
Deferred income	0	35,640
Due to affiliates	27,474	17,406
Due to joint venture	0	2,211

Total liabilities	57,642	125,802

PARTNERS’ CAPITAL:
Limited partners:
Class A – 98,716 units issued and outstanding	9,137,655	8,781,994
Class B – 42,568 units issued and outstanding	875,576	689,109
General partners	1,702	944

Total partners’ capital	10,014,933	9,472,047

Total liabilities and partners’ capital	$10,072,575	$9,597,849

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2007	2006

REVENUES:
Interest and other income	$113,554	$40,455

EXPENSES:
General and administrative	64,926	158,420
Equity in loss of joint venture	1,779	416,635

Total expenses	66,705	575,055

INCOME (LOSS) FROM CONTINUING OPERATIONS	46,849	(534,600)

DISCONTINUED OPERATIONS:
Operating income	28,998	77,783
Gain on sale of real estate assets	467,039	0

INCOME FROM DISCONTINUED OPERATIONS	496,037	77,783

NET INCOME (LOSS)	$542,886	$(456,817)

NET INCOME (LOSS) ALLOCATED TO:
Class A limited partners:
Income (loss) from continuing operations	$46,381	$(534,600)
Income from discontinued operations	309,280	77,783

Net income (loss) allocated to Class A limited partners	$355,661	$(456,817)

Class B limited partners:
Income from continuing operations	$0	$0
Income from discontinued operations	186,467	0

Net income allocated to Class B limited partners	$186,467	$0

General partners:
Income from continuing operations	$468	$0
Income from discontinued operations	290	0

Net income allocated to General partners	$758	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Income (loss) from continuing operations	$0.47	$(5.42)
Income from discontinued operations	$3.13	$ 0.79

Net income (loss) per Class A limited partner unit	$3.60	$(4.63)

Class B units:
Income from continuing operations	$0.00	$ 0.00
Income from discontinued operations	$4.38	$ 0.00

Net income per Class B limited partner unit	$4.38	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	98,716	$11,435,151	42,568	$0	$0	$11,435,151

Net income	0	722,963	0	712,994	944	1,436,901
Distributions of net sale proceeds ($34.20 and $0.56 per Class A and Class B Unit, respectively)	0	(3,376,120)	0	(23,885)	0	(3,400,005)

BALANCE, December 31, 2006	98,716	8,781,994	42,568	689,109	944	9,472,047

Net income	0	355,661	0	186,467	758	542,886

BALANCE, March 31, 2007	98,716	$9,137,655	42,568	$875,576	$1,702	$10,014,933

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$542,886	$(456,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate assets	(467,039)	0
Depreciation	0	69,636
Amortization	2,061	7,191
Equity in loss of joint venture	1,779	416,635
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	84,280	(4,713)
Increase in other assets	(13,434)	(30,629)
Decrease in accounts payable and accrued expenses	(16,607)	(100,962)
(Decrease) increase in deferred income	(35,640)	7,871
Increase (decrease) in due to affiliates	10,068	(4,945)

Net cash provided by (used in) operating activities	108,354	(96,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate assets	3,475,407	0
Investment in real estate assets	0	(82,265)
Deferred leasing costs paid	0	(1,114)
Investment in joint venture	(5,190)	0

Net cash provided by (used in) investing activities	3,470,217	(83,379)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,578,571	(180,112)

CASH AND CASH EQUIVALENTS, beginning of period	6,438,572	3,942,166

CASH AND CASH EQUIVALENTS, end of period	$10,017,143	$3,762,054

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$0	$5,021

Write-off of fully amortized deferred leasing costs	$0	$486

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (unaudited)

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

During the periods presented, the Partnership owned direct interests in the following properties:

1.	Paces Pavilion(1)

A medical office building located in Atlanta, Georgia in which the Partnership owns a condominium interest of approximately 27% of the property.

2.	Black Oak Plaza(2)

A retail shopping center located in Knoxville, Tennessee.

(1)	This property was sold in November 2006.

(2)	This property was sold in January 2007.

During the periods presented, the Partnership owned interests in the following joint venture and property:

Joint Venture	Joint Venture Partners	Properties
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW(1)	1. Heritage Place(2) A commercial office complex located in Tucker, Georgia

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	The retail portion of this property (approximately 30%) was sold in April 2003 and the remaining office component of this property was sold in May 2006.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding Fund I and Fund II Tucker and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000, excluding closing costs. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,028,000, of which approximately $2,091,000 was distributed to the Partnership. As of March 31, 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $10,000. Approximately $413,000 and $5,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

On November 6, 2006, the Partnership sold Paces Pavilion to an unrelated third party for a gross sale price of $4,300,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $4,066,000 and recognized a gain of approximately $1,817,000.

On January 25, 2007, the Partnership sold Black Oak Plaza to an unrelated third party for a gross sale price of $3,700,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,475,000 and recognized a gain of approximately $463,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Partnership’s policy is to adopt the liquidation basis of accounting once the liquidation of the Partnership is imminent, which the Partnership has defined as beginning on the first day of the quarter following the completion of the sale of all real estate assets. On January 25, 2007, the Partnership sold the remaining property in the portfolio, Black Oak Plaza. Accordingly, the Partnership is planning to adopt the liquidation basis of accounting effective April 1, 2007. Under the liquidation basis of accounting, assets and liabilities will be stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows will no longer be presented.

Investment in Joint Venture

The Partnership has evaluated its investment in Fund I and Fund II Tucker and concluded that it is not a variable-interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of Fund I and Fund II Tucker; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect Fund I and Fund II Tucker, or its real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in Fund I and Fund II Tucker using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. The Partnership is obligated to fund its pro rata share of Fund I and Fund II Tucker’s deficit balances, and these amounts are included in due to joint venture in the accompanying balance sheets. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of March 31, 2007 and December 31, 2006, other assets is comprised of the following items:

	March 31, 2007	December 31, 2006
Interest receivable	$43,446	$28,051
Prepaid property insurance	1,735	2,878
Refundable security deposits	0	19,863
Other	0	818

Total	$45,181	$51,610

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

Distribution of Net Sale Proceeds

As more fully described in the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, net proceeds from the sale of the Partnership’s properties are to be distributed to partners in accordance with their respective positive tax capital account balances after the allocation of any gain on sale.

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners.

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

As more fully described in the partnership agreement, gain on the sale or exchange of the Partnership’s properties is generally allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then, to the limited partners, in proportion to and to the extent of the amount by which (i) the excess of each limited partner’s capital contribution over all prior distributions to such limited partner under certain partnership agreement provisions, plus an amount equal to such limited partner’s cumulative distribution, less the sum of all prior distributions of cash available for distribution previously made to such limited partner, exceeds (ii) such limited partner’s adjusted capital account balance as of the sale date; (c) then, to the General Partners, in proportion to and to the extent of the amount by which (i) the excess of each of the General Partner’s adjusted capital contribution over all prior distributions to such General Partner under certain partnership agreement provisions, exceeds (ii) such General Partner’s adjusted capital account balance as of the sale date; and (d) thereafter, 85% to the limited partners and 15% to the General Partners.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURE

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in Fund I and Fund II Tucker may not be recoverable pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SFAS No. 144. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 is allocable to the Partnership, to reduce the carrying value of Heritage Place to its fair value, less costs to sell. This impairment was prompted by a change in management’s intended holding period for this asset. This impairment loss is included in loss from discontinued operations for the three months ended March 31, 2006 in the Summary of Financial Information table below.

Summary of Financial Information

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented. Accordingly, condensed financial information for Fund I and Fund II Tucker for the three months ended March 31, 2006 is presented below:

	Total Revenues	Loss From Continuing Operations	Loss From Discontinued Operations	Net Loss
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2006	Three Months Ended March 31, 2006	Three Months Ended March 31, 2006
Fund I and Fund II Tucker	$929	$(2,267)	$(800,343)	$(802,610)

The Partnership allocates its share of operating income (loss) and gain (loss) on sale of the property generated by Fund I and Fund II Tucker to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by Fund I and Fund II Tucker are provided below:

	Three Months Ended March 31, 2006
	Operating Loss	Impairment Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(5,531)	$(794,812)	$0	$(800,343)

4.	DISCONTINUED OPERATIONS

On December 22, 2006, the Partnership entered into a contract to sell Black Oak Plaza to an unrelated third party. The sale closed on January 25, 2007 for a gross sale price of $3.7 million, exclusive of closing costs. Accordingly, the assets related to Black Oak Plaza are classified as held for sale as of December 31, 2006. The details comprising assets held for sale are provided below:

December 31, 2006
Real estate assets held for sale, net:
Land	$737,770
Building and improvements, less accumulated depreciation of $3,520,444 as of December 31, 2006	2,114,775

Total real estate assets held for sale, net	$2,852,545

December 31, 2006
Other assets held for sale, net:
Tenant receivables, net	$35,774
Deferred leasing costs, less accumulated amortization of $41,220 as of December 31, 2006	126,343

Total other assets held for sale, net	$162,117

In accordance with SFAS No. 144, the Partnership has classified the results of operations related to Black Oak Plaza which was sold on January 25, 2007 and Paces Pavilion which was sold on November 6, 2006, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	(Unaudited) Three Months Ended March 31,
	2007	2006
REVENUES:
Rental income	$43,749	$259,078
Reimbursement income	12,966	44,161
Interest and other income	60	0

Total revenues	56,775	303,239

EXPENSES:
Property operating costs	2,680	99,537
Management and leasing fees	3,497	17,138
Depreciation	0	69,636
Amortization	2,061	7,191
Bad debt expense	14,395	9,526
General and administrative	5,144	22,428

Total expenses	27,777	225,456

Real estate operating income	28,998	77,783

GAIN ON SALE OF REAL ESTATE ASSETS	467,039	0

INCOME FROM DISCONTINUED OPERATIONS	$496,037	$77,783

5.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through Fund I and Fund II Tucker, equal to (a) the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through Fund I and Fund II Tucker is $3,038 and $19,495 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $42,244 and $39,553 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Due to Affiliates

As of March 31, 2007 and December 31, 2006, due to affiliates was comprised of the following amounts due to Wells Management and/or Wells Capital:

	March 31, 2007	December 31, 2006
Administrative reimbursements	$27,194	$15,719
Management and leasing fees	280	1,687

	$27,474	$17,406

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules based on allegations that the proxy statement of Wells REIT filed with the SEC on February 26, 2007 contains false and misleading statements and omits to state material facts and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Our General Partners intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

6.	COMMITMENTS AND CONTINGENCIES

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of March 31, 2007, Wells Capital had incurred approximately $883,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying financial statements.

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

7.	SUBSEQUENT EVENT

The sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza generated aggregate net sale proceeds to the Partnership of approximately $9,632,000, of which approximately $289,000 has previously been distributed to the limited partners through March 31, 2007. The General Partners have determined that reserves of approximately $2,143,000 will be required to fund any additional operating costs or indemnification obligations in connection with the litigation discussed herein. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds in May 2007 of approximately $7,200,000 to the limited partners of record as of March 31, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. We have now sold all of our properties with the sale of Black Oak Plaza in January 2007. This marks the conclusion of this investment program, originally launched in 1984. As a result of the sale of all of the properties, we will focus resources on concluding all of the Partnership’s activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Part II, Item 1, Legal Proceedings).

We distributed net sale proceeds from the sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza of approximately $7,200,000 to limited partners in May 2007. Our General Partners are currently reserving the remaining net sale proceeds and operating cash flows to limited partners in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution. The dissolution expenses include, but are not limited to, legal fees, audit and tax fees, printing and postage costs, potential liabilities under the final purchase and sale agreements, and other administrative expenses. We expect that a final distribution of any unused reserves will be made to limited partners as soon as practical.

Property Summary

As we move further into the disposition-and-liquidation phase, we will focus resources on concluding all of the Partnership’s activities and dissolving the Partnership as soon as practical.

Information relating to the properties owned, or previously owned, by the Partnership or its joint ventures is provided below:

•	Crowe’s Crossing was sold on January 11, 2001.

•	Cherokee Commons was sold on October 1, 2001.

•	Peachtree Place originally included two buildings. One building was sold on August 31, 2000 and the second building was sold on June 18, 2004.

•

Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold on April 7, 2003. The remaining office component was sold on May 10, 2006.

•	Paces Pavilion was sold on November 6, 2006.

•	Black Oak Plaza was sold on January 25, 2007.

Liquidity and Capital Resources

Overview

Our operating strategy entailed funding expenses related to the recurring operations of the properties owned by the Partnership, directly and through Fund I and Fund II Tucker, with operating cash flows and assessing the amount of remaining cash flows that would have been required to fund known re-leasing costs, other capital improvements, and portfolio expenses. Any residual operating cash flows were generally considered available for distribution to the Class A limited partners. Unless distributions of operating cash flows were reserved, distributions were generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensure that adequate liquidity and capital resources are available.

Short-Term Liquidity

We generated net cash flows from operating activities of approximately $108,000 for the three months ended March 31, 2007. We are holding such net operating cash flows in reserve to fund future legal costs or indemnification obligations, that may arise from the litigation discussed in Part II, Item 1 herein, and expenses anticipated in connection with the final dissolution of the Partnership. We do not expect to receive future operating distributions from Fund I and Fund II Tucker, as the remaining portion of Heritage Place was sold in May 2006, or to pay any additional operating distributions to the limited partners. During 2007, our primary source of cash flow was net proceeds of approximately $9.3 million received from the sale of properties owned directly and through Fund I and Fund II Tucker, of which approximately $3.5 million was received in the first quarter of 2007 from the sale of Black Oak Plaza.

We believe that the cash on hand, including net proceeds from the sale of properties, is sufficient to cover our working capital needs, including liabilities of approximately $58,000 as of March 31, 2007. We anticipate that we will be able to fund any additional legal costs or indemnification obligations arising in connection with the litigation discussed in Part II, Item I herein with net sale proceeds currently held in reserve.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net proceeds that have been previously generated from the sale of our properties as previously described.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. We anticipate using net property sale proceeds in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the partnership associated with its final dissolution. As of March 31, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2007	Undistributed Net Sale Proceeds Being Reserved as of March 31, 2007
Property Sold				Amount	Purpose
Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fee	$0	$0

Crowe’s Crossing (sold in 2001)	$6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0

Cherokee Commons (sold in 2001)	$8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	2,102,778	0

Heritage Place retail portion (sold in 2003)	$3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	1,398,154	0

Peachtree Place (remainder sold in 2004)	$953,670	90.0%	857,826	253,200	• Payment of deferred management fee	604,626	0

Heritage Place office portion (sold in 2006)	$4,028,043	51.9%	2,090,957	0		288,880	1,802,077

Paces Pavilion (sold in 2006)	$4,065,700	100%	4,065,700	0		0	4,065,700

Black Oak Plaza (sold in 2007)	$3,475,407	100%	3,475,407	0		0	3,475,407

Total			$21,401,467	$2,658,280		$9,400,003	$9,343,184

Our General Partners have reserved net sale proceeds of approximately $2.1 million to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution. Accordingly, in May 2007, net sale proceeds of approximately $7.2 million from the sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza were distributed to the limited partners of record as of March 31, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2006.

Results of Operations

Comparison of the three months ended March 31, 2006 versus the three months ended March 31, 2007

Continuing Operations

Interest and other income increased from $40,455 for the three months ended March 31, 2006 to $113,554 for the three months ended March 31, 2007, primarily as a result of (i) an increase in the average net proceeds held during the respective periods as a result of the May 2006 sale of the office portion of Heritage Place, the

November 2006 sale of Paces Pavilion, and the January 2007 sale of Black Oak Plaza, and (ii) an increase in the daily interest yield. Future levels of interest income are expected to decrease as a result of the May 2007 distribution of net sale proceeds.

General and administrative costs decreased from $158,420 for the three months ended March 31, 2006 to $64,926 for the three months ended March 31, 2007, primarily as a result of a decline in legal fees due to resolving certain litigation involving the Partnership and a decline in other administrative costs due to the decrease in size of the Partnership’s portfolio. General and administrative costs are expected to decrease in future periods relative to the reduction in the size of the portfolio.

Equity in loss of joint venture decreased from $416,635 for the three months ended March 31, 2006 to $1,779 for the three months ended March 31, 2007, primarily as a result of recognizing an impairment loss on Heritage Place in the first quarter of 2006. We expect equity in loss of joint venture to cease in the near-term as a result of selling all of the real estate assets owned through Fund I and Fund II Tucker.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of real estate assets as discontinued operations for all periods presented. Income from discontinued operations increased from $77,783 for the three months ended March 31, 2006 to $496,037 for the three months ended March 31, 2007, primarily as a result of recognizing the gain on the sale of Black Oak Plaza in January 2007. We expect future income from discontinued operations to decline as a result of selling all of the real estate assets owned directly by the Partnership.

Application of Critical Accounting Policies

Summary

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may have utilized different estimates that may have impacted comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and Fund I and Fund II Tucker, which were considered to be critical in that they may have required complex judgment in their application or have required estimates about matters that were inherently uncertain.

Investment in Real Estate Assets

We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Partnership’s and Fund I and Fund II Tucker’s assets by class were as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that we used inappropriate useful lives or methods for depreciation, our net income would have been misstated.

Valuation of Real Estate Assets

We monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we have had an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not have been recoverable. When indicators of potential impairment were present which indicated that the carrying amounts of real estate assets may not have been recoverable, management assessed the recoverability of the real estate assets by determining whether the carrying value of the real estate assets would been recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows did not exceed the carrying value, management adjusted the real estate assets to the fair value, as defined by SFAS No. 144, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocated to the Partnership in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would have resulted in an incorrect assessment of the property’s future cash flows and fair value, and could have resulted in the overstatement of the carrying value of real estate assets owned by the Partnership or Fund I and Fund II Tucker and net income of the Partnership.

Related-Party Transactions

We have entered into agreements with Wells Capital; Wells Management, an affiliate of our General Partners; and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

Subsequent Event

The sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza generated aggregate net sale proceeds to the Partnership of approximately $9,632,000, of which approximately $289,000 had previously been distributed to the limited partners through March 31, 2007. The General Partners have determined that reserves of approximately $2,143,000 will be required to fund any additional operating costs or indemnification obligations in connection with the litigation discussed herein. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds in May 2007 of approximately $7,200,000 to the limited partners of record as of March 31, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of March 31, 2007, Wells Capital had incurred approximately $883,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying financial statements.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 11, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND I

Exhibit No.	Description

*10.1	Purchase and Sale Agreement for sale of Black Oak Plaza (Exhibit 10(y) to Form 10-K of Wells Real Estate Fund I for the year ended December 31, 2006, Commission File No. 0-14463)

*10.2	First Amendment to Purchase and Sale Agreement for sale of Black Oak Plaza (Exhibit 10(z) to Form 10-K of Wells Real Estate Fund I for the year ended December 31, 2006, Commission File No. 0-14463)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference