Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND I
filed 2007-08-10
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the interim periods are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF NET ASSETS IN LIQUIDATION

AS OF JUNE 30, 2007 (UNAUDITED)

AND

BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS

	(Unaudited)
	June 30, 2007	December 31, 2006
REAL ESTATE ASSETS, AT COST:
Assets held for sale, net	$0	$2,852,545

Cash and cash equivalents	2,814,242	6,438,572
Tenant receivables, net	8,530	93,005
Due from affiliate	2,514	0
Other assets	18,594	51,610
Other assets held for sale, net	0	162,117

Total assets	$2,843,880	$9,597,849

LIABILITIES AND PARTNERS’ CAPITAL, AND NET ASSETS IN LIQUIDATION

LIABILITIES:
Accounts payable, accrued expenses, and accrued capital expenditures	$24,296	$70,545
Deferred income	0	35,640
Due to joint venture	0	2,211
Due to affiliates	3,463	17,406

Total liabilities	27,759	125,802

Total net assets in liquidation	$2,816,121

PARTNERS’ CAPITAL:
Limited partners:
Class A – 98,716 units issued and outstanding		8,781,994
Class B – 42,568 units issued and outstanding		689,109
General partners		944

Total partners’ capital		9,472,047

Total liabilities and partners’ capital		$9,597,849

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD FROM APRIL 1, 2007 TO

JUNE 30, 2007 (UNAUDITED)

2007 (unaudited)
Balance, April 1, 2007	$10,014,933
Changes in net assets in liquidation attributable to:
Net income	1,183
Distributions to limited partners	(7,199,995)

Balance, June 30, 2007	$2,816,121

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

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$542,886	$(456,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate assets	(467,039)	0
Depreciation	0	69,636
Amortization	2,061	7,191
Equity in loss of joint venture	1,779	416,635
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	84,280	(4,713)
Increase in other assets	(13,434)	(30,629)
Decrease in accounts payable and accrued expenses	(16,607)	(100,962)
Decrease in deferred income	(35,640)	(4,945)
Increase in due to affiliates	10,068	7,871

Net cash provided by (used in) operating activities	108,354	(96,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate assets	3,475,407	0
Investment in real estate assets	0	(82,265)
Deferred leasing costs paid	0	(1,114)
Investment in joint venture	(5,190)	0

Net cash provided by (used in) investing activities	3,470,217	(83,379)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,578,571	(180,112)

CASH AND CASH EQUIVALENTS, beginning of period	6,438,572	3,942,166

CASH AND CASH EQUIVALENTS, end of period	$10,017,143	$3,762,054

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$0	$5,021

Write-off of fully amortized deferred leasing costs	$0	$486

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

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

On January 25, 2007, the Partnership sold Black Oak Plaza to an unrelated third party for a gross sale price of $3,700,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,469,000 and recognized a gain of approximately $457,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership has disposed of all of its real estate assets and does not intend to invest in additional properties. The Partnership is focusing its resources on concluding its activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Part II, Item 1, Legal Proceedings) and has begun to wind up its affairs by distributing net sale proceeds to the limited partners of approximately $7,200,000 in May 2007. Once a definitive dissolution date is determined, the General Partners intend to establish cash reserves in an amount necessary to settle the net liabilities and distribute any proceeds that are not required to fund final dissolution costs of the Partnership to the limited partners. The General Partners will use the cash reserves to settle the outstanding net liabilities of the Partnership.

The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. Effective April 1, 2007, the first day of the quarter following the completion of the sale of all real estate assets, the Partnership adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.

The General Partners intend to terminate the Partnership in accordance with the relevant dissolution and termination provisions of the partnership agreement and Georgia Uniform Partnership Act upon resolution of certain litigation related to partnership matters discussed herein. Specifically, on behalf of the Partnership, the General Partners intend to file (i) a certificate of cancellation of the partnership, and (ii) a Form 15 with the Securities and Exchange Commission in order to de-register the Partnership’s securities under the Securities Exchange Act of 1934.

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

Other Assets

As of June 30, 2007 and December 31, 2006, other assets is comprised of the following items:

	June 30, 2007	December 31, 2006
Interest receivable	$11,916	$28,051
Refundable security deposits	0	19,863
Prepaid taxes	5,234	0
Prepaid property insurance	1,444	2,878
Other	0	818

Total	$18,594	$51,610

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

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURE

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in Fund I and Fund II Tucker may not be recoverable pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocable to the Partnership, to reduce the carrying value of Heritage Place to its fair value, less costs to sell. This impairment was prompted by a change in management’s intended holding period for this asset. This impairment loss is included in loss from discontinued operations for the six months ended June 30, 2006 in the Summary of Financial Information table below.

Summary of Financial Information

Condensed financial information for Fund I and Fund II Tucker for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$1,259	$1,554	$(8,537)	$(2,288)	$(9,799)	$(734)	$(18,336)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$2,189	$(2,263)	$(10,804)	$(1,899)	$(810,142)	$(4,162)	$(820,946)

The Partnership allocates its share of operating income (loss) and gain (loss) on sale of the property generated by Fund I and Fund II Tucker to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by Fund I and Fund II Tucker are provided below:

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Loss	Impairment Loss	Loss on Sale	Total
Fund I and Fund II Tucker	$(1,899)	$0	$0	$(1,899)	$(6,097)	$(794,812)	$(9,233)	$(810,142)

4.	DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, the Partnership has classified the results of operations related to Black Oak Plaza which was sold on January 25, 2007 and Paces Pavilion which was sold on November 6, 2006 as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through Fund I and Fund II Tucker, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through Fund I and Fund II Tucker is $3,038 and $19,495 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $42,244 and $39,553 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of June 30, 2007 and December 31, 2006, overpayments to Wells Management for administrative reimbursements of $2,514 and $0 are recorded as due from affiliates in the accompanying statement of net assets in liquidation.

Due to Affiliates

As of June 30, 2007 and December 31, 2006, due to affiliates was comprised of the following amounts:

	June 30, 2007	December 31, 2006
Administrative reimbursements due to Wells Management and/or Wells Capital	$3,463	$15,719
Management and leasing fees due to Wells Management	0	1,687

	$3,463	$17,406

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Wells Real Estate Investment Trust, Inc. (“Wells REIT”). As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

6.	COMMITMENTS AND CONTINGENCIES

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of June 30, 2007, Wells Capital had incurred approximately $884,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying financial statements.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court's dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership's condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross appeal by affirming the trial court's denial of the defendants' request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. The plaintiffs have until August 15, 2007 to file their petition with the Georgia Supreme Court.

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

Overview

We are in the disposition-and-liquidation phase of our life cycle. We have sold all of our real estate assets with the sale of Black Oak Plaza in the first quarter of 2007. As a result of having sold all of the properties, we will focus resources on concluding the Partnership’s activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Part II, Item 1, Legal Proceedings).

We distributed net sale proceeds from the sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza of approximately $7,200,000 to limited partners in May 2007. Our General Partners are currently reserving the remaining net sale proceeds and operating cash flows in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution. The dissolution expenses include, but are not limited to, legal fees, audit and tax fees, printing and postage costs, potential liabilities under the final purchase and sale agreements, and other administrative expenses. We expect that a final distribution of any remaining proceeds that are not required to fund final dissolution costs of the Partnership will be made to the limited partners as soon as practical.

Liquidity and Capital Resources

Short-Term Liquidity

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $28,000 as of June 30, 2007. We anticipate that we will be able to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and any final dissolution costs using current and future operating cash flow and net sale proceeds currently being reserved.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net proceeds that were generated from the sale of our properties as previously described.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized. As of June 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds Being Reserved as of June 30, 2007
Property Sold				Amount	Purpose

Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fee	$0	$0

Crowe’s Crossing (sold in 2001)	$6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0

Cherokee Commons (sold in 2001)	$8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	2,102,778	0

Heritage Place retail portion (sold in 2003)	$3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	1,398,154	0

Peachtree Place (remainder sold in 2004)	$953,670	90.0%	857,826	253,200	• Payment of deferred management fee	604,626	0

Heritage Place office portion (sold in 2006)	$4,028,983	51.9%	2,090,957	0		2,090,957	0

Paces Pavilion (sold in 2006)	$4,065,700	100%	4,065,700	0		4,065,700	0

Black Oak Plaza (sold in 2007)	$3,469,432	100%	3,469,432	0		1,332,218	2,137,214

Total			$21,395,492	$2,658,280		$16,599,998	$2,137,214

Our General Partners distributed net sale proceeds of approximately $7.2 million to limited partners in May 2007 and have reserved net sale proceeds of approximately $2.1 million to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution.

Changes in Net Assets in Liquidation

We have begun to dissolve the Partnership by, among other things, selling all of our real estate assets and shutting down Fund I and Fund II Tucker by collecting the outstanding receivables, satisfying outstanding payables, and distributing residual cash balances to the joint venture partners. In connection therewith, our net assets in liquidation fluctuated during the three months ended June 30, 2007, primarily as a result of the distribution of net sale proceeds to the limited partners in May 2007.

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

Application of Critical Accounting Policies

Summary

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it was possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may have utilized different estimates that may have impacted comparability of our results of operations to those of companies in similar businesses.

Effective April 1, 2007, the first day of the quarter following the completion of the sale of all real estate assets, we adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.

Below is a discussion of the accounting policies used by the Partnership and Fund I and Fund II Tucker, which were considered to be critical in that they may have required complex judgment in their application or have required estimates about matters that were inherently uncertain.

Investment in Real Estate Assets

We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments have had a direct impact on net income. The estimated useful lives of the Partnership’s and Fund I and Fund II Tucker’s assets by class were as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that we used inappropriate useful lives or methods for depreciation, our net income would have been misstated.

Valuation of Real Estate Assets

We monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we have had an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not have been recoverable. When indicators of potential impairment were present which indicated that the carrying amounts of real estate assets may not have been recoverable, management assessed the recoverability of the real estate assets by determining whether the carrying value of the real estate assets would been recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows did not exceed the carrying value, management adjusted the real estate assets to the fair value, as defined by SFAS No. 144, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, included estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocated to the Partnership in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of June 30, 2007, Wells Capital had incurred approximately $884,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying financial statements.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court's dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership's condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross appeal by affirming the trial court's denial of the defendants' request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. The plaintiffs have until August 15, 2007 to file their petition with the Georgia Supreme Court.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/S/ DOUGLAS P. WILLIAMS
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