Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND I
filed 2007-11-09
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to partners may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheet and statements of net assets in liquidation and changes in net assets in liquidation reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition included in this report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF NET ASSETS IN LIQUIDATION

AS OF SEPTEMBER 30, 2007 (UNAUDITED)

AND

BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
REAL ESTATE ASSETS, AT COST:
Assets held for sale, net	$0	$2,852,545
Cash and cash equivalents	2,826,228	6,438,572
Tenant receivables, net	0	93,005
Other assets	14,693	51,610
Other assets held for sale, net	0	162,117

Total assets	$2,840,921	$9,597,849

LIABILITIES AND PARTNERS’ CAPITAL, AND NET ASSETS IN LIQUIDATION

LIABILITIES:
Accounts payable, accrued expenses, and accrued capital expenditures	$26,763	$70,545
Deferred income	0	35,640
Due to joint venture	0	2,211
Due to affiliates	10,317	17,406

Total liabilities	37,080	125,802

Total net assets in liquidation	$2,803,841

PARTNERS’ CAPITAL:
Limited partners:
Class A – 98,716 units issued and outstanding		8,781,994
Class B – 42,568 units issued and outstanding		689,109
General partners		944

Total partners’ capital		9,472,047

Total liabilities and partners’ capital		$9,597,849

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2007 (UNAUDITED)

Nine months ended September 30, 2007 (unaudited)
Net assets in liquidation, January 1, 2007	$9,472,047
Changes in net assets in liquidation attributable to:
Net income	531,789
Distributions to limited partners	(7,199,995)

Net assets in liquidation, September 30, 2007	$2,803,841

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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
2. Black Oak Plaza(2) A retail shopping center located in Knoxville, Tennessee.

(1)	This property was sold in November 2006.

(2)	This property was sold in January 2007.

During the periods presented, the Partnership owned interests in the following joint venture and property:

Joint Venture	Joint Venture Partners	Properties
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW(1)	1. Heritage Place(2) A commercial office complex located in Tucker, Georgia

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	The retail component of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006.

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

The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. Effective April 1, 2007, the first day of the quarter following the completion of the sale of all of its real estate assets, the Partnership adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations, statements of cash flows, and statements of partners’ capital are no longer presented.

The General Partners intend to terminate the Partnership in accordance with the relevant dissolution and termination provisions of the partnership agreement and Georgia Uniform Limited Partnership Act upon resolution of certain litigation related to partnership matters discussed herein. Specifically, on behalf of the Partnership, the General Partners intend to file (i) a certificate of cancellation of the Partnership, and (ii) a Form 15 with the Securities and Exchange Commission in order to de-register the Partnership’s securities under the Securities Exchange Act of 1934.

Investment in Joint Venture

The Partnership evaluated its investment in Fund I and Fund II Tucker and concluded that it was not a variable-interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership did not have control over the operations of Fund I and Fund II Tucker; however, it did exercise significant influence. Approval by the Partnership as well as the other joint venture partners was required for any major decision or any action that would materially affect Fund I and Fund II Tucker, or its real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounted for its investments in Fund I and Fund II Tucker using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. The Partnership was obligated to fund its pro rata share of Fund I and Fund II Tucker’s deficit balances, and these amounts are included in due to joint venture in the accompanying balance sheet. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

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

Impairment of Real Estate Assets

The Partnership continually monitored events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in Fund I and Fund II Tucker may not be recoverable pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When indicators of potential impairment were present, management assessed whether the respective carrying values would be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted such assets to the respective estimated fair values, as defined by SFAS No. 144, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Fund I and Fund II Tucker considered real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocable to the Partnership, to reduce the carrying value of Heritage Place to its fair value, less costs to sell. This impairment was prompted by a change in management’s intended holding period for this asset. This impairment loss is included in loss from discontinued operations for the nine months ended September 30, 2006 in the Summary of Financial Information table below.

Summary of Financial Information

Condensed financial information for Fund I and Fund II Tucker for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$97	$0	$(10,991)	$0	$(6,136)	$0	$(17,127)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$2,286	$(2,263)	$(21,795)	$(1,899)	$(816,278)	$(4,162)	$(838,073)

The Partnership allocated its share of operating income (loss) and gain (loss) on sale of the property generated by Fund I and Fund II Tucker to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by Fund I and Fund II Tucker are provided below:

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Loss	Impairment Loss	Loss on Sale	Total
Fund I and Fund II Tucker	$(1,899)	$0	$0	$(1,899)	$(12,233)	$(794,812)	$(9,233)	$(816,278)

4.	DISCONTINUED OPERATIONS

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management received compensation for the management and leasing of the Partnership’s properties, owned directly or through Fund I and Fund II Tucker, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which was assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

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

Due to Affiliates

As of September 30, 2007 and December 31, 2006, due to affiliates was comprised of the following amounts:

	September 30, 2007	December 31, 2006
Administrative reimbursements due to Wells Management and/or Wells Capital	$10,317	$15,719
Management and leasing fees due to Wells Management	0	1,687

	$10,317	$17,406

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

6.	COMMITMENTS AND CONTINGENCIES

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of September 30, 2007, Wells Capital had incurred approximately $893,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances, including if they are successful in defending such litigation, upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying financial statements.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court's dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership's condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross appeal by affirming the trial court's denial of the defendants' request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. On August 15, 2007, the plaintiffs filed a petition for writ of certiorari with the Georgia Supreme Court requesting review of the Georgia Court of Appeals’ decision on the breach of fiduciary duty claims in counts I and V. The petition for writ of certiorari has been briefed and is currently pending in the Georgia Supreme Court. We cannot reasonably predict when the Georgia Supreme Court will rule on this petition. The decision by the Georgia Court of Appeals was adopted by the Gwinnett Superior Court in an Order entered on August 6, 2007, and it is anticipated that there will be further proceedings in the trial court on counts II and III.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Liquidity and Capital Resources

Short-Term Liquidity

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $37,000 as of September 30, 2007. We anticipate that we will be able to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and any final dissolution costs using current and future operating cash flow and net sale proceeds currently being reserved.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net proceeds that were generated from the sale of our properties as previously described.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized. As of September 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds Being Reserved as of September 30, 2007
Property Sold				Amount	Purpose
Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fee	$0	$0
Crowe’s Crossing (sold in 2001)	$6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0
Cherokee Commons (sold in 2001)	$8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	2,102,778	0
Heritage Place retail portion (sold in 2003)	$3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	1,398,154	0
Peachtree Place (remainder sold in 2004)	$953,670	90.0%	857,826	253,200	• Payment of deferred management fee	604,626	0
Heritage Place office portion (sold in 2006)	$4,028,043	51.9%	2,090,957	0		2,090,957	0
Paces Pavilion (sold in 2006)	$4,065,700	100.0%	4,065,700	0		4,065,700	0
Black Oak Plaza (sold in 2007)	$3,469,432	100.0%	3,469,432	0		1,332,218	2,137,214

Total			$21,395,492	$2,658,280		$16,599,998	$2,137,214

Our General Partners have reserved net sale proceeds of approximately $2.1 million to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution.

Changes in Net Assets in Liquidation

We have begun to dissolve the Partnership by, among other things, selling all of our real estate assets and shutting down Fund I and Fund II Tucker by collecting the outstanding receivables, satisfying outstanding payables, and distributing residual cash balances to the joint venture partners. In connection therewith, our net assets in liquidation fluctuated during the six months ended September 30, 2007, primarily as a result of the distribution of approximately $7.2 million of net sale proceeds to the limited partners in May 2007.

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

Effective April 1, 2007, the first day of the quarter following the completion of the sale of all real estate assets, we adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations, statements of cash flows, and statements of partners’ capital are no longer presented.

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

Valuation of Real Estate Assets

We monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we have had an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not have been recoverable. When indicators of potential impairment were present which indicated that the carrying amounts of real estate assets may not have been recoverable, management assessed the recoverability of the real estate assets by determining whether the carrying value of the real estate assets would been recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows did not exceed the carrying value, management adjusted the real estate assets to the fair value, as defined by SFAS No. 144, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, included estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocated to the Partnership, in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Related-Party Transactions

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 5 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership. As of September 30, 2007, Wells Capital had incurred approximately $893,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances, including if they are successful in defending such litigation, upon the conclusion of this litigation. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote. Accordingly, no reserves have been provided for in the accompanying financial statements.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court's dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership's condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross appeal by affirming the trial court's denial of the defendants' request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. On August 15, 2007, the plaintiffs filed a petition for writ of certiorari with the Georgia Supreme Court requesting review of the Georgia Court of Appeals’ decision on the breach of fiduciary duty claims in counts I and V. The petition for writ of certiorari has been briefed and is currently pending in the Georgia Supreme Court. We cannot reasonably predict when the Georgia Supreme Court will rule on this petition. The decision by the Georgia Court of Appeals was adopted by the Gwinnett Superior Court in an Order entered on August 6, 2007, and it is anticipated that there will be further proceedings in the trial court on counts II and III.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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