Form 10-K
period 2007-12-31
WELLS REAL ESTATE FUND I
filed 2008-03-27
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund I (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, and provide dividends to stockholders, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

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

With the sale of Black Oak Plaza, which closed on January 25, 2007, we have sold all of the real estate assets in which we owned interests. We will primarily focus our resources on concluding all of the Partnership’s activities and dissolving the Partnership upon the resolution of certain litigation related to partnership matters (See Part I, Item 3, Legal Proceedings).

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

We are in the disposition-and-liquidation phase of our life cycle. With the sale of our last property on January 25, 2007, we will primarily focus our resources on concluding all of the Partnership’s activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Part I, Item 3, Legal Proceedings).

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2007, 2006, and 2005.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, as of December 31, 2007, WREF guaranteed certain unsecured debt of another WREF-sponsored product that is in the start-up phase of its operations. As of February 29, 2008, the amount of the debt guaranteed by WREF was equal to approximately $139.7 million. As of December 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

General Investment Risks

You do not have any specific voting rights, and your rights are limited under our partnership agreement.

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

We have been involved, and are currently involved, in certain litigation related to partnership matters. (See Part I, Item 3, Legal Proceedings). Since we do not maintain permanent working capital reserves, we have used, and will continue to use, net sale proceeds to fund the costs of litigation against the Partnership in accordance with the provisions of the partnership agreement. In addition, the indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending litigation under certain circumstances upon the conclusion of such litigation. As of December 31, 2007, the General Partners had incurred approximately $958,000 in legal fees, costs, and expenses relating to the litigation described in this report. Accordingly, cash distributions to limited partners have been reduced, and will continue to be reduced, until we have completed this litigation and our indemnification obligations are satisfied.

Payment of fees to our General Partners or their affiliates will reduce cash available for distribution to our limited partners.

We will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for distributions to our limited partners.

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

Distributions upon sale of our properties are uncertain.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high credit, quality financial institutions. At times, the balances in these accounts may exceed federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, or what limited partners might be able to sell their units for, nor do they necessarily represent the amount of net proceeds limited partners would receive if proceeds from the sale of the properties were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. It also should be noted that, when properties were sold and the net proceeds from property sales are distributed to limited partners, the resulting value of Partnership’s limited partnership units would naturally decline.

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

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation, or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees unsecured debt held by Wells Timberland REIT, Inc., a WREF-sponsored product that is in the startup phases of its operations, equal to approximately $139.7 million as of February 29, 2008.

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

Federal Income Tax Risks

The Internal Revenue Service (“IRS”) may challenge our characterization of material tax aspects of your investment in the Partnership.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2007.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, the Partnership owned direct interests in the following properties:

Properties	Leased % as of December 31,
	2007	2006	2005	2004	2003
1. Paces Pavilion(1)	—	—	90%	90%	93%
A medical office building located in Atlanta, Georgia, in which the Partnership owned an approximate 27% condominium interest

2. Black Oak Plaza(2)	—	54%	73%	69%	61%
A retail shopping center located in Knoxville, Tennessee

(1)	This property was sold in November 2006.
(2)	This property was sold in January 2007.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2007	2006	2005	2004	2003
Wells-Baker Associates	• Wells Real Estate Fund I	90.0%	1. Peachtree Place(2)	—	—	—	—	85%
	• Wells & Associates, Inc.(1)	10.0%	A commercial office building
			located in suburban Atlanta, Georgia
Fund I and Fund II	• Wells Real Estate Fund I	51.9%	2. Heritage Place(4)	—	—	49%(4)	53%(4)	51%(4)
Tucker	• Fund II and Fund II-OW(3)	48.1%	A retail and commercial
			office complex located in Tucker, Georgia

(1)	Wells & Associates, Inc. is affiliated with the Partnership through common management.

(2)	This property originally included two office buildings; one building was sold in August 2000, and the second building was sold in June 2004. Wells-Baker Associates was liquidated in 2006.

(3)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(4)

The retail component of this property (approximately 30%) was sold in April 2003; therefore, the 2005, 2004, and 2003 leased percentages are applicable to the commercial office component only. The remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated in 2008.

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

Property Descriptions

The properties in which the Partnership owns an interest either directly or through the joint ventures during the periods presented are further described below:

Paces Pavilion

Paces Pavilion is a three-story medical office building located in metropolitan Atlanta, Georgia. Paces Pavilion was held in condominium ownership and contained approximately 31,000 rentable square feet. On November 6, 2006, the Partnership sold Paces Pavilion to an unrelated third party for a gross sale price of $4,300,000. As a result of the sale, the Partnership recognized a gain of approximately $1,817,000 and received net sale proceeds of approximately $4,066,000.

Black Oak Plaza

Black Oak Plaza is a retail shopping center that contained a total of approximately 175,000 square feet occupied by multiple tenants, including Kmart department store (“Kmart”) and Kroger Food/Drug (“Kroger”), located in metropolitan Knoxville, Tennessee. The Partnership did not own the portion of the shopping center occupied by Kmart and Kroger. The portion of the shopping center owned and operated by the Partnership contained approximately 69,000 rentable square feet. On January 25, 2007, the Partnership sold Black Oak Plaza, the last real estate asset in the portfolio, to an unrelated third party for a gross sale price of $3,700,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,555,000 and recognized a gain of approximately $543,000, which may be adjusted as additional information becomes available in subsequent periods.

Heritage Place

Heritage Place is a retail shopping center containing approximately 30,000 square feet and a commercial office building complex containing approximately 67,000 square feet located in Tucker, Georgia. On April 7, 2003, Fund I and Fund II Tucker sold the retail portion of Heritage Place, which comprised approximately 30% of the total premises, to an unrelated third party for a gross sale price of $3,400,000, excluding closing costs. As a result of this sale, the Partnership received net sale proceeds of approximately $1,665,000 and was allocated a gain of approximately $152,000. On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000, excluding closing costs. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,028,000, of which approximately $2,091,000 was distributed to the Partnership. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset, and recognized an additional loss on sale of approximately $10,000. Approximately $413,000 and $5,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005 judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court’s dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership’s condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross-appeal by affirming the trial court’s denial of the defendants’ request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. On August 15, 2007, the plaintiffs filed a petition for writ of certiorari with the Georgia Supreme Court requesting review of the Georgia Court of Appeals’ decision on the breach of fiduciary duty claims in counts I and V. The plaintiffs’ petition for writ of certiorari was denied in a judgment entered by the Georgia Supreme Court on January 7, 2008, resulting in the successful resolution of counts I, IV, and V. The trial court adopted the judgment of the Georgia Court of Appeals in an Order entered in Gwinnett Superior Court on August 6, 2007. In November 2007, the Partnership and the Wells defendants filed motions for summary judgment on counts II and III in the trial court. The plaintiffs moved to dismiss count III as moot, and the Court entered an Order of dismissal with prejudice as to count III. It is not known when the Gwinnett Superior Court will rule on the outstanding motion on count II.

As of December 31, 2007, Wells Capital had incurred a total of approximately $958,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances, including if they are successful in defending such litigation, upon the conclusion of this litigation. Pursuant to the indemnification provisions of the partnership agreement, the Partnership reimbursed Wells Capital $871,332 of these legal fees as a result of the successful resolution of counts I, III, IV, and V in 2008. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote for count II. Accordingly, no reserves have been provided for in the accompanying financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 29, 2008, the Partnership had 98,716 outstanding Class A Units held by a total of 3,196 limited partners and 42,558 outstanding Class B Units held by a total of 895 limited partners. The total number of Class B Units has decreased due to the rescission of certain units since the termination of the offering in 1986. The capital contribution per unit was $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2007. Since the last of the Partnership’s properties was sold in 2007, these valuations are based entirely on the amount of net sales proceeds held at year-end, reduced by the estimated amount of an anticipated indemnification obligation to the General Partners under the partnership agreement resulting from certain litigation involving the Partnership (see Part I, Item 3, Legal Proceedings). Utilizing the foregoing methodology, the General Partners of the Partnership have estimated the Partnership’s unit valuations to be approximately $19.01 per Class A Unit and $0.00 per Class B Unit as of December 31, 2007. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, or what limited partners might be able to sell their units for. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. These estimated valuations assume, and are applicable only to, limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. In addition, these estimated valuations are not reduced by future operating costs or anticipated dissolution costs and expenses. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that the Partnership has sold all of its properties in which it owned interests and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $165.99 per Class A Unit and $4.76 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

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

Net Cash from Operations

As more fully described in the partnership agreement, net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to the Class A limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until such limited partners have received distributions equal to a 9% per annum return on their respective adjusted capital contributions, as defined.

•	Third, to the General Partners until they have received 10% of total distributions for such year.

•	Fourth, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data for the three months ended March 31, 2007, and the fiscal years ended December 31, 2006, 2005, 2004, and 2003 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	Three Months Ended March 31, 2007	Fiscal Year Ended December 31,
		2006	2005	2004	2003
Equity in loss of Joint Ventures	$(1,779)	$(443,790)	$(31,787)	$(17,098)	$139,039
Total revenues	$113,554	$247,326	$121,636	$84,486	$128,906
Income from discontinued operations	$496,037	$2,031,116	$299,663	$466,229	$21,887
Net income (loss)	$542,886	$1,436,901	$(31,433)	$(410,610)	$(508,763)
Net income (loss) allocated to:
Class A limited partners:
Income (loss) from continuing operations	$46,381	$(595,007)	$(377,558)	$(810,120)	$(530,650)
Income from discontinued operations	$309,280	$1,317,970	$239,989	$399,510	$21,887
Class B limited partners:
Income (loss) from continuing operations	$0	$462	$46,462	$(66,719)	$0
Income from discontinued operations	$186,467	$712,532	$59,674	$66,719	$0
General Partners:
Income from continuing operations	$468	$330	$0	$0	$0
Income from discontinued operations	$290	$614	$0	$0	$0
Net income (loss) per limited partner unit:
Class A units:
Income (loss) from continuing operations	$0.47	$ (6.03)	$ (3.82)	$(8.21)	$(5.38)
Income from discontinued operations	$3.13	$13.35	$ 2.43	$ 4.05	$ 0.22
Class B units:
Income (loss) from continuing operations	$0.00	$ 0.01	$ (1.09)	$(1.57)	$ 0.00
Income (loss) from discontinued operations	$4.38	$16.74	$ 1.40	$ 1.57	$ 0.00
Operating Cash distributions per weighted-average
Class A Limited Partner Unit:
Investment Income	$0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Return of Capital	$0.00	$ 0.00	$ 0.00	$ 0.00	$ 2.50
Operating Cash distributions per weighted-average
Class B Limited Partner Unit:
Investment Income	$0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Return of Capital	$0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$0.00	$34.20	$59.71	$ 0.00	$ 0.00
Class B	$0.00	$ 0.56	$ 2.49	$ 0.00	$ 0.00

In addition, a summary of the total assets held by the Partnership as of December 31st of the following years is provided below.

2007	2006	2005	2004	2003
$2,906,305	$9,597,849	$11,842,891	$19,967,961	$20,439,772

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. We have sold all of our real estate assets with the sale of Black Oak Plaza, which closed in the first quarter of 2007. As a result of having sold all of the properties, we will focus our resources on concluding the Partnership’s activities and dissolving the Partnership upon the resolution of certain litigation related to partnership matters (See Part I, Item 3, Legal Proceedings).

We distributed net sale proceeds from the sales of the office component of Heritage Place, Paces Pavilion, and Black Oak Plaza of approximately $7,200,000 to limited partners in May 2007. Our General Partners are currently reserving the remaining net sale proceeds and operating cash flows in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution. The dissolution expenses include, but are not limited to, legal fees, audit and tax fees, printing and postage costs, potential liabilities under the final purchase and sale agreements, and other administrative expenses. We expect that a final distribution of any remaining proceeds that are not required to fund remaining indemnification obligations and final dissolution costs of the Partnership will be made to the limited partners as soon as practical.

Liquidity and Capital Resources

Short-Term Liquidity

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $33,000 as of December 31, 2007. We anticipate that we will be able to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and any final dissolution costs using current and future operating cash and net sale proceeds currently being reserved.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net proceeds that have been previously generated from the sale of our properties as previously described.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. We anticipate using operating cash and net property sale proceeds to order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the partnership associated with its final dissolution. As of December 31, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2007	Undistributed Net Sale Proceeds Being Reserved as of December 31, 2007
				Amount	Purpose

Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fee	$0	$0

Crowe’s Crossing (sold in 2001)	$6,486,652	100.0%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0

Cherokee Commons (sold in 2001)	$8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	2,102,778	0

Heritage Place retail portion (sold in 2003)	$3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	1,398,154	0

Peachtree Place (remainder sold in 2004)	$953,670	90.0%	857,826	253,200	• Payment of deferred management fee	604,626	0

Heritage Place office portion (sold in 2006)	$4,028,043	51.9%	2,090,957	0		2,090,957	0

Paces Pavilion (sold in 2006)	$4,065,700	100.0%	4,065,700	0		4,065,700	0

Black Oak Plaza (sold in 2007)	$3,554,974	100.0%	3,554,974	0		1,332,218	2,222,756

Total			$21,481,034	$2,658,280		$16,599,998	$2,222,756

As of December 31, 2007, our General Partners have reserved net sale proceeds of approximately $2.2 million to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution. In February 2008, the Partnership reimbursed Wells Capital $871,332 in legal fees it had incurred in connection with certain litigation involving the Partnership in accordance with the indemnification provisions of the partnership agreement from operating cash reserves and net sale proceeds (see Part I, Item 3, Legal Proceedings).

Results of Operations

Changes in Net Assets in Liquidation

We have begun to dissolve the Partnership by, among other things, selling all of our real estate assets and shutting down Fund I and Fund II Tucker by collecting the outstanding receivables, satisfying outstanding payables, and distributing residual cash balances to the joint venture partners. In connection therewith, our net assets in liquidation fluctuated during the 12 months ended December 31, 2007, primarily as a result of recognizing a gain on the sale of Black Oak Plaza in January 2007 and the distribution of approximately $7.2 million of net sale proceeds to the limited partners in May 2007.

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

General and administrative expenses decreased from $420,945 for the year ended December 31, 2005 to $397,751 for the year ended December 31, 2006, due primarily to a decline in legal fees due to resolving certain litigation involving the Partnership. General and administrative expenses are expected to decrease in future periods relative to the reduction in the size of the portfolio.

Equity in loss of Joint Ventures increased from $31,787 for the year ended December 31, 2005 to $443,790 for the year ended December 31, 2006, primarily attributable to recognizing an impairment loss on Heritage Place in the first quarter of 2006. We expect future equity in loss of Joint Ventures to decrease as a result of the aforementioned sale.

Discontinued Operations

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, we have classified the operations of real estate assets sold or held for sale as discontinued operations for all periods presented. Income from discontinued operations increased from approximately $299,663 for the year ended December 31, 2005 to approximately $2,031,116 for the year ended December 31, 2006, primarily as a result of recognizing the gain on the sale of Paces Pavilion in November 2006. We do not expect income from discontinued operations to be comparable with prior periods as such income is subject to existence and timing of property dispositions. We expect future income from discontinued operations to decline as a result of selling all of the real estate assets owned directly by the Partnership or through the Joint Ventures.

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

Below is a discussion of the accounting policies used by the Partnership and Fund I and Fund II Tucker, which were considered to be critical in that they may have required complex judgment in their application or required estimates about matters that were inherently uncertain.

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

Valuation of Real Estate Assets

We monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we have had an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not have been recoverable. When indicators of potential impairment were present which indicated that the carrying amounts of real estate assets may not have been recoverable, management assessed the recoverability of the real estate assets by determining whether the carrying value of the real estate assets would have been recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows did not exceed the carrying value, management adjusted the real estate assets to the fair value, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocated to the Partnership, in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

Projections of expected future cash flows required management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would have resulted in an incorrect assessment of the property’s future cash flows and fair value, and could have resulted in the overstatement of the carrying value of real estate assets owned by the Partnership or Fund I and Fund II Tucker and net income of the Partnership.

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the recently enacted 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

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

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as the Partnership’s independent registered public accounting firm.

Ernst & Young LLP’s report on the financial statements of the Partnership for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended December 31, 2005, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the SEC stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the year ended December 31, 2005, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2007 and 2006.

ITEM 9A(T).    CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2007 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that as of December 31, 2007, our system of internal control over financial reporting met those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 64, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as a real estate investment trust or intend to qualify as a real estate investment trust.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any individual employees, officers, or directors of the General Partners. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the management of the Partnership. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership nor tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 29, 2008.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	519 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 146 Class A Units and 222 Class B Units through an Individual Retirement Account and 151 Class B Units through Wells Capital.

(c) No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following are compensation and fees we pay to our General Partners or their affiliates in connection with our operations:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners are entitled to receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which is to be paid to the General Partners as a partnership management fee. The General Partners did not receive any distributions of cash from operations or net sale proceeds from the Partnership during 2007.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of our General Partners, is entitled to compensation for the management and leasing of our properties, owned directly or through joint ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Our share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures that are payable to Wells Management is $3,038, $63,296, and $74,307 for the three months ended March 31, 2007, and the years ended December 31, 2006 and 2005, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $42,244, $152,853, and $196,929 for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively.

Due to Affiliates

As of December 31, 2007 and 2006, due to affiliates was comprised of the following amounts:

	2007	2006
Administrative reimbursements due to Wells Management and/or Wells Capital	$7,362	$15,719
Management and leasing fees due to Wells Management	0	1,687

	$7,362	$17,406

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2007, 2006, or 2005.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal years ended December 31, 2007 and 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2007 and 2006, are set forth in the table below.

	Frazier & Deeter, LLC		Ernst & Young LLP
	2007	2006	2007	2006
Audit Fees	$16,873	$26,571	$0	$0
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	8,827	12,149
Other Fees	0	0	0	0

Total	$16,873	$26,571	$8,827	$12,149

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

During the fiscal years ended December 31, 2007 and 2006, 100% of the services performed by Frazier and Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

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

WELLS REAL ESTATE FUND I
(Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 27, 2008		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2008		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

(A Georgia Public Limited Partnership)

TABLE OF CONTENTS

FINANCIAL STATEMENTS	Page
WELLS REAL ESTATE FUND I AND SUBSIDIARY
Report of Independent Registered Public Accounting Firm – Frazier & Deeter, LLC	F-2
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-3
Statement of Net Assets in Liquidation as of December 31, 2007 and Balance Sheet as of December 31, 2006	F-4
Statement of Changes in Net Assets in Liquidation for the Year Ended December 31, 2007	F-5
Statements of Operations for the Three Months Ended March 31, 2007 and the Years Ended December 31, 2006 and 2005	F-6
Statements of Partners’ Capital for the Three Months Ended March 31, 2007 and the Years Ended December 31, 2006 and 2005	F-7
Statements of Cash Flows for the Three Months Ended March 31, 2007 and the Years Ended December 31, 2006 and 2005	F-8
Notes to Financial Statements	F-9
Schedule III – Real Estate and Accumulated Depreciation	F-22

FUND I AND FUND II TUCKER
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-23
Statements of Net Assets in Liquidation as of December 31, 2007 (unaudited) and 2006 (unaudited)	F-24
Statements of Changes in Net Assets in Liquidation for the Year Ended December 31, 2007 (unaudited) and the Six Months Ended December 31, 2006 (unaudited)	F-25
Statements of Operations for the Six Months Ended June 30, 2006 (unaudited) and the Year Ended December 31, 2005	F-26
Statements of Partners’ Capital for the Six Months Ended June 30, 2006 (unaudited) and the Year Ended December 31, 2005	F-27
Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited) and the Year Ended December 31, 2005	F-28
Notes to Financial Statements	F-29
Schedule III – Real Estate and Accumulated Depreciation	F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund I

We have audited the accompanying statement of net assets in liquidation as of December 31, 2007 and the balance sheet as of December 31, 2006 of Wells Real Estate Fund I (the “Partnership”), and the related statements of operations, partners’ capital, and cash flows for the three months ended March 31, 2007 and the year ended December 31, 2006, statement of changes in net assets in liquidation for the year ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund I and subsidiary as of December 31, 2007 and 2006, the results of operations and cash flows for the three months ending March 31, 2007 and the year ended December 31, 2006, and the statement of changes in net assets in liquidation for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund I

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Wells Real Estate Fund I (the “Partnership”) and subsidiary for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells Real Estate Fund I and subsidiary for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF NET ASSETS IN LIQUIDATION

AS OF DECEMBER 31, 2007

AND

BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS

	2007	2006
Real estate assets held for sale, net	$0	$2,852,545
Cash and cash equivalents	2,894,299	6,438,572
Tenant receivables, net	0	93,005
Other assets	12,006	51,610
Other assets held for sale, net	0	162,117

Total assets	$2,906,305	$9,597,849

LIABILITIES AND PARTNERS’ CAPITAL, AND NET ASSETS IN LIQUIDATION

LIABILITIES:
Accounts payable, accrued expenses, and accrued capital expenditures	$25,388	$70,545
Deferred income	0	35,640
Due to joint venture	0	2,211
Due to affiliates	7,362	17,406

Total liabilities	32,750	125,802

Total net assets in liquidation	$2,873,555

PARTNERS’ CAPITAL:
Limited partners:
Class A – 98,716 units issued and outstanding		8,781,994
Class B – 42,568 units issued and outstanding		689,109
General partners		944

Total partners’ capital		9,472,047

Total liabilities and partners’ capital		$9,597,849

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE YEAR ENDED

DECEMBER 31, 2007

2007
Net assets in liquidation, January 1, 2007	$9,472,047
Changes in net assets in liquidation attributable to:
Net income	601,503
Distributions to limited partners	(7,199,995)

Net assets in liquidation, December 31, 2007	$2,873,555

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

AND THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Three Months Ended March 31, 2007	Year Ended December 31,
		2006	2005
REVENUES:
Interest and other income	$113,554	$247,326	$121,636

EXPENSES:
General and administrative	64,926	397,751	420,945
Equity in loss of joint venture	1,779	443,790	31,787

Total expenses	66,705	841,541	452,732

INCOME (LOSS) FROM CONTINUING OPERATIONS	46,849	(594,215)	(331,096)

DISCONTINUED OPERATIONS:
Operating income	28,998	218,122	299,663
Gain on sale of real estate assets	467,039	1,812,994	0

INCOME FROM DISCONTINUED OPERATIONS	496,037	2,031,116	299,663

NET INCOME (LOSS)	$542,886	$1,436,901	$(31,433)

NET INCOME (LOSS) ALLOCATED TO:
Class A limited partners:
Income (loss) from continuing operations	$46,381	$(595,007)	$(377,558)
Income from discontinued operations	309,280	1,317,970	239,989

Net income (loss) allocated to Class A limited partners	$355,661	$722,963	$(137,569)

Class B limited partners:
Income from continuing operations	$0	$462	$46,462
Income from discontinued operations	186,467	712,532	59,674

Net income allocated to Class B limited partners	$186,467	$712,994	$106,136

General partners:
Income from continuing operations	$468	$330	$0
Income from discontinued operations	290	614	0

Net income allocated to general partners	$758	$944	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Income (loss) from continuing operations	$0.47	$(6.03)	$(3.82)
Income from discontinued operations	3.13	13.35	2.43

Net income (loss) per Class A limited partner unit	$3.60	$ 7.32	$(1.39)

Class B units:
Income from continuing operations	$0.00	$ 0.01	$ 1.09
Income from discontinued operations	4.38	16.74	1.40

Net income per Class B limited partner unit	$4.38	$16.75	$ 2.49

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

AND THE THREE MONTHS ENDED MARCH 31, 2007

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

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

AND THE YEARS ENDED DECEMBER 31, 2006, AND 2005

	Three Months Ended March 31, 2007	Year Ended December 31,
		2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$542,886	$1,436,901	$(31,433)
Operating distributions received from joint ventures	0	8,927	67,252
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate assets	(467,039)	(1,812,994)	0
Depreciation	0	236,592	266,931
Amortization	2,061	35,048	53,873
Lease termination expense	0	2,133	0
Equity in loss of joint venture	1,779	443,790	31,787
Operating changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	84,280	(49,240)	(20,355)
(Increase) decrease in other assets	(13,434)	(25,831)	21,596
(Decrease) increase in accounts payable and accrued expenses	(16,607)	(164,552)	106,607
(Decrease) increase in deferred income	(35,640)	31,818	(8,346)
Increase (decrease) in due to affiliates	10,068	(683)	(2,264,521)

Net cash provided by (used in) operating activities	108,354	141,909	(1,776,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate assets	3,475,407	4,065,700	0
Net sale proceeds received from joint venture	0	2,090,957	0
Investment in real estate assets	0	(197,531)	(167,504)
Deferred leasing costs paid	0	(178,669)	(14,738)
Investment in joint venture	(5,190)	(25,955)	(404,242)

Net cash provided by (used in) investing activities	3,470,217	5,754,502	(586,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(3,400,005)	(6,000,000)
Contributions from minority interest partner	0	0	1,005

Net cash used in financing activities	0	(3,400,005)	(5,998,995)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,578,571	2,496,406	(8,362,088)

CASH AND CASH EQUIVALENTS, beginning of year	6,438,572	3,942,166	12,304,254

CASH AND CASH EQUIVALENTS, end of period	$10,017,143	$6,438,572	$3,942,166

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Write-off of fully depreciated real estate costs	$0	$140,842	$0

Write-off of fully amortized deferred leasing costs	$0	$0	$50,357

Accrued capital expenditures	$0	$3,907	$87,286

Due to joint venture	$0	$2,211	$0

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

During the periods presented, the Partnership owned direct interests in the following properties:

1. Paces Pavilion(1)

A medical office building located in Atlanta, Georgia, in which the Partnership owned a condominium interest of approximately 27% of the property.

2. Black Oak Plaza(2)

A retail shopping center located in Knoxville, Tennessee.

(1)	This property was sold in November 2006.

(2)	This property was sold in January 2007.

During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties
Wells-Baker Associates(1)	• Wells Real Estate Fund I • Wells & Associates, Inc.(2)	No properties owned during periods presented.
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW(3)	Heritage Place(4) A commercial office complex located in Tucker, Georgia

(1)	Wells-Baker Associates was liquidated in 2006.

(2)	Wells & Associates, Inc. is affiliated with the Partnership through common management.

(3)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(4)

The retail component of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated in 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership has disposed of all of its real estate assets and does not intend to invest in additional properties. Effective April 1, 2007, the first day of the quarter following the completion of the sale of all of its real estate assets, the Partnership adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations, statements of cash flows, and statements of partners’ capital are no longer presented. The Partnership is focusing its resources on concluding its activities and dissolving the Partnership upon resolution of certain litigation related to partnership matters (See Note 9, Commitments and Contingencies) and has begun to wind up its affairs by distributing net sale proceeds to the limited partners of approximately $7,200,000 in May 2007. Once a definitive dissolution date is determined, the General Partners intend to establish cash reserves in an amount necessary to settle the net liabilities and distribute any proceeds that are not required to fund final dissolution costs of the Partnership to the limited partners. The General Partners will use the cash reserves to settle the outstanding net liabilities of the Partnership.

The General Partners intend to terminate the Partnership in accordance with the relevant dissolution and termination provisions of the partnership agreement and Georgia Uniform Limited Partnership Act upon resolution of certain litigation related to partnership matters discussed herein. Specifically, on behalf of the Partnership, the General Partners intend to file (i) a certificate of cancellation of the Partnership and (ii) a Form 15 with the SEC in order to de-register the Partnership’s securities under the Securities Exchange Act of 1934.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Partnership’s leases typically included renewal options, escalation provisions, and provisions requiring tenants to reimburse the Partnership for a pro rata share of operating costs incurred. All of the Partnership’s leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index), was recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance were recorded as deferred income in the accompanying balance sheet.

Lease termination income was recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.

The Partnership recorded the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses were recognized in full as of the sale date.

Real Estate Assets

Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Partnership considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The real estate assets owned directly by the Partnership or through Fund I and Fund II Tucker were depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Partnership or Fund I and Fund II Tucker used inappropriate useful lives or methods for depreciation, the Partnership’s net income would have been misstated.

The Partnership monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which the Partnership had an ownership interest, either directly or through investments in Fund I and Fund II Tucker, may not have been recoverable. When indicators of potential impairment were present which indicated that the carrying amounts of real estate assets may not have been recoverable, management assessed the recoverability of the real estate assets by determining whether the carrying value of the real estate assets would been recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows did not exceed the carrying value, management adjusted the real estate assets to the fair value and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocated to the Partnership, in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

Investment in Fund I and Fund II Tucker

The Partnership evaluated their investment in Fund I and Fund II Tucker and concluded that it was not a variable-interest entity under the provisions of FIN No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of ARB No. 51, Consolidated Financial Statements. The Partnership did not have control over the operations of Fund I and Fund II Tucker; however, it did exercise significant influence. Approval by the Partnership as well as the other joint venture partners was required for any major decision or any action that would materially affect Fund I and Fund II Tucker or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and SOP No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounted for its investments in Fund I and Fund II Tucker using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. The Partnership was obligated to fund its pro rata share of Fund I and Fund II Tucker’s deficit balances, and these amounts are included in due to joint venture in the accompanying balance sheet. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.

The Partnership has continually monitored events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Allowances of $0 and $42,599 are included in tenant receivables as of December 31, 2007 and 2006, respectively.

Other Assets

Other assets as of December 31, 2007 and 2006, are comprised of the following items:

	2007	2006
Interest receivable	$11,667	$28,051
Refundable security deposits	0	19,863
Prepaid property insurance	339	2,878
Other	0	818

Total	$12,006	$51,610

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP No. 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by

Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and the related impact on its financial statements and accompanying notes.

3.	INVESTMENT IN FUND I AND FUND II TUCKER

Summary

As of December 31, 2006, the Partnership owned an approximate 52% interest in Fund I and Fund II Tucker and had a deficit of approximately $2,211, which is reflected as due to joint venture in the accompanying balance sheet. In 2007, Fund I and Fund II Tucker wound up its affairs by, among other things, collecting outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund I and Fund II Tucker was terminated in 2008 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Impairment of Real Estate Assets

Fund I and Fund II Tucker considered real estate assets to be held for sale, at the point at which a sale contract was executed, the inspection period had expired, and the buyer funded deposits became non-refundable. During first quarter 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $413,000 was allocable to the Partnership, to reduce the carrying value of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset. This impairment loss is included in loss from discontinued operations for the year ended December 31, 2006, in the Summary of Financial Information table below.

Summary of Activity

Roll-forwards of the Partnership’s investment in Fund I and Fund II Tucker for the years ended December 31, 2007 and 2006, respectively, are provided below:

	2007	2006
Investment in joint venture, beginning of year	$0	$2,515,508
Equity in loss of joint venture	(2,160)	(443,790)
Investment in joint venture	2,979	28,166
Distributions from joint venture	(819)	(2,099,884)

Investment in joint venture, end of year	$0	$0

Summary of Financial Information

Condensed financial information for Fund I and Fund II Tucker as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Net Assets in Liquidation(1) December 31,
	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$27,852	$0	$27,852	$0	$0

(1)

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund I and Fund II Tucker	$0	$2,301	$3,227	$(2,263)	$(31,062)	$(4,937)	$(1,899)	$(823,861)	$(56,298)	$(4,162)	$(854,923)	$(61,235)

The Partnership allocates its share of operating income (loss) and gain (loss) on sale of the property generated by Fund I and Fund II Tucker to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by Fund I and Fund II Tucker are provided below:

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006				For the Year Ended December 31, 2005
	Operating Loss	Loss on Sale	Total	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(1,899)	$0	$(1,899)	$(18,876)	$(794,812)	$(10,173)	$(823,861)	$(56,298)	$0	$(56,298)

4.	DISCONTINUED OPERATIONS

On December 22, 2006, the Partnership entered into a contract to sell Black Oak Plaza to an unrelated third party. At that time, the inspection period had expired, and the buyer-funded deposit became nonrefundable. The sale closed on January 25, 2007, for a gross sale price of $3.7 million, exclusive of closing costs. Accordingly, the assets related to Black Oak Plaza are classified as held for sale as of December 31, 2006. The details comprising assets held for sale are provided below:

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

As a result of the sale of Black Oak Plaza, the Partnership recognized a gain of approximately $543,000. In accordance with SFAS No. 144, the Partnership has classified the results of operations related to Black Oak Plaza, which was sold on January 25, 2007, and Paces Pavilion, which was sold on November 6, 2006, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended March 31, 2007	Year Ended December 31,
		2006	2005
REVENUES:
Rental and other income	$43,809	$913,506	$1,024,654
Reimbursement income	12,966	166,974	122,343

Total revenues	56,775	1,080,480	1,146,997

EXPENSES:
Property operating costs	2,680	385,502	364,822
Management and leasing fees	3,497	64,311	67,745
Depreciation	0	236,592	266,931
Amortization	2,061	35,048	53,873
Bad debt expense	14,395	54,728	6,003
General and administrative	5,144	86,177	87,960

Total expenses	27,777	862,358	847,334

Real estate operating income	28,998	218,122	299,663
Gain on sale of real estate assets	467,039	1,812,994	0

INCOME FROM DISCONTINUED OPERATIONS	$496,037	$2,031,116	$299,663

5.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties, owned directly or through joint ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its joint ventures that are payable to Wells Management is $3,038, $63,296, and $74,307 for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership relating to accounting, property management, and other partnership administration and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $42,244, $152,853, and $196,929 for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively, portions of which are included in general and administrative expenses or income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As of December 31, 2007 and 2006, due to affiliates was comprised of the following amounts:

	December 31,
	2007	2006
Administrative reimbursements due to Wells Management and/or Wells Capital	$7,362	$15,719
Management and leasing fees due to Wells Management	0	1,687

	$7,362	$17,406

6.	PER-UNIT AMOUNTS

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

A reconciliation of the Partnership’s financial statement net loss to net loss presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement net income (loss)	$601,503	$1,436,901	$(31,433)
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(9,415)	(40,520)	12,190
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	0	0	(530,814)
Gains on sale of properties for financial reporting purposes in excess of amount for income tax purposes	(1,136,559)	(1,585,891)	(155,234)
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(76,568)	65,228	(22,488)
Bad debt expense (recoveries) for financial reporting purposes in excess of amounts for income tax purposes	(12,601)	39,603	7,587
Other (includes meals and entertainment)	(310,934)	(41,049)	4,048

Income tax basis net loss	$(944,574)	$(125,728)	$(716,144)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement partners’ capital	$2,873,555	$9,472,047	$11,435,151
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	5,026,865	5,036,280	5,076,800
Joint venture change in ownership	14,293	14,293	14,293
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(108,490)	(31,922)	(97,150)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	306,931	306,931	306,931
Accumulated expenses capitalized for financial reporting purposes and expensed for income tax purposes, net of accumulated amortization	(2,086)	(2,086)	(2,086)
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(4,464,069)	(3,327,510)	(1,741,619)
Accumulated gain on investment when winding down a joint venture for financial reporting purposes in excess of amount for income tax purposes	(155,234)	(155,234)	(155,234)
Accumulated bad debt (recoveries) expense, net, for financial reporting purposes in excess of amounts for income tax purposes	(11,035)	1,566	(38,037)
Other, net (includes meals and entertainment)	(378,298)	(67,365)	(26,316)

Income tax basis partners’ capital	$3,102,432	$11,247,000	$14,772,733

8.	QUARTERLY RESULTS (UNAUDITED)

Summaries of the Partnership’s unaudited quarterly financial information for the three months ended March 31, 2007, and the year ended December 31, 2006, are presented below:

	2007 Quarter Ended	2006 Quarters Ended
	March 31	March 31	June 30	September 30	December 31
Interest and other income	$113,554	$40,455	$58,441	$74,458	$73,972
Equity in loss of joint venture	$(1,779)	$(416,635)	$(9,518)	$(8,890)	$(8,747)
Income from discontinued operations	$496,037	$77,783	$78,978	$40,310	$1,834,045
Net income (loss)	$542,886	$(456,817)	$(13,656)	$59,005	$1,848,369

NET INCOME (LOSS) ALLOCATED TO:
Class A limited partners:
Income (loss) from continuing operations	$46,381	$(534,600)	$(92,634)	$18,508	$13,719
Income from discontinued operations	$309,280	$77,783	$78,978	$39,907	$1,121,302

Net income (loss) allocated to Class A limited partners	$355,661	$(456,817)	$(13,656)	$58,415	$1,135,021

Class B limited partners:
Income from continuing operations	$0	$0	$0	$0	$462
Income from discontinued operations	$186,467	$0	$0	$0	$712,532

Net income allocated to Class B limited partners	$186,467	$0	$0	$0	$712,994

General partners:
Income from continuing operations	$468	$0	$0	$187	$143
Income from discontinued operations	$290	$0	$0	$403	$211

Net income allocated to general partners	$758	$0	$0	$590	$354

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A units:
Income (loss) from continuing operations	$0.47	$(5.42)	$(0.94)	$0.19	$ 0.14
Income from discontinued operations	$3.13	$ 0.79	$ 0.80	$0.40	$11.36

Net income (loss) per Class A limited partner unit	$3.60	$(4.63)	$(0.14)	$0.59	$11.50

Class B units:
Income from continuing operations	$0.00	$ 0.00	$ 0.00	$0.00	$ 0.01
Income from discontinued operations	$4.38	$ 0.00	$ 0.00	$0.00	$16.74

Net income per Class B limited partner unit	$4.38	$ 0.00	$ 0.00	$0.00	$16.75

NET SALES PROCEEDS DISTRIBUTIONS PER LIMITED PARTNER UNIT:
Class A	$0.00	$ 0.00	$ 0.00	$0.00	$34.20
Class B	$0.00	$ 0.00	$ 0.00	$0.00	$ 0.56

9.	COMMITMENTS AND CONTINGENCIES

On or about November 24, 2004, four individuals (the “plaintiffs”) filed a putative class action complaint (Hendry et al. v. Leo F. Wells, III, et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6, the “Hendry Action”) against the Partnership, the General Partners, and Wells Management. The Hendry Action states that the Partnership is named only as an allegedly necessary party defendant and that the plaintiffs seek no money from or relief at the expense of the Partnership.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005, judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court’s dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership’s condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross-appeal by affirming the trial court’s denial of the defendants’ request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. On August 15, 2007, the plaintiffs filed a petition for writ of certiorari with the Georgia Supreme Court requesting review of the Georgia Court of Appeals’ decision on the breach of fiduciary duty claims in counts I and V. The plaintiffs’ petition for writ of certiorari was denied in a judgment entered by the Georgia Supreme Court on January 7, 2008, resulting in the successful resolution of counts I, IV, and V. The trial court adopted the judgment of the Georgia Court of Appeals in an Order entered in Gwinnett Superior Court on August 6, 2007. In November 2007, the Partnership and the Wells defendants filed motions for summary judgment on counts II and III in the trial court. The plaintiffs moved to dismiss count III as moot, and the Court entered an Order of dismissal with prejudice as to count III. It is not known when the Gwinnett Superior Court will rule on the outstanding motion on count II.

As of December 31, 2007, Wells Capital had incurred a total of approximately $958,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances, including if they are successful in defending such litigation, upon the conclusion of this litigation. Pursuant to the indemnification provisions of the partnership agreement, the Partnership reimbursed Wells Capital $871,332 of these legal fees as a result of the successful resolution of counts I, III, IV, and V in 2008. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote for count II. Accordingly, no reserves have been provided for in the accompanying financial statements.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$20,397,509	$10,442,962

2005 Additions	302,516	471,601
2005 Disposals	0	0

BALANCE AT DECEMBER 31, 2005	20,700,025	10,914,563

2006 Additions	144,742	271,442
2006 Disposals	(13,676,966)	(7,665,561)
2006 Impairment(1)	(794,812)	0

BALANCE AT DECEMBER 31, 2006	6,372,989	3,520,444

2007 Disposals	(6,372,989)	(3,520,444)

BALANCE AT DECEMBER 31, 2007	$0	$0

(1)

As of March 31, 2006, Fund I and Fund II Tucker wrote-down the basis of the office component of Heritage Place to approximate a recently contracted sale price as a result of reducing the intended holding period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund I and Fund II Tucker:

We have audited the related statement of operations, partners’ capital, and cash flows of Fund I and Fund II Tucker (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule as of December 31, 2005 and for the year in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund I and Fund II Tucker for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 20, 2007

FUND I AND FUND II TUCKER

STATEMENTS OF NET ASSETS IN LIQUIDATION

AS OF DECEMBER 31, 2007 (UNAUDITED) AND 2006 (UNAUDITED)

ASSETS

	2007 (unaudited)	2006 (unaudited)
Cash and cash equivalents	$0	$20,498
Due from joint venture partners	0	4,260
Other assets	0	3,094

Total assets	$0	$27,852

LIABILITIES AND NET ASSETS IN LIQUIDATION

Liabilities:
Accounts payable and accrued expenses	$0	$26,288
Due to affiliate	0	1,564

Total liabilities	0	27,852

Total net assets in liquidation	$0	$0

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

	Year Ended December 31, 2007 (unaudited)	Six Months Ended December 31, 2006 (unaudited)
Net assets in liquidation, beginning of period	$0	$3,776
Changes in net assets in liquidation attributable to:
Net loss	(4,161)	(33,976)
Distributions to joint venture partners	(5,839)	0
Contributions from joint venture partners	10,000	30,200

Net assets in liquidation, end of period	$0	$0

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31, 2005
REVENUES:
Interest and other income	$2,189	$3,227

EXPENSES:
General and administrative	12,993	8,164

NET LOSS FROM CONTINUING OPERATIONS	(10,804)	(4,937)

DISCONTINUED OPERATIONS:
Operating loss	(6,097)	(56,298)
Impairment loss	(794,812)	0
Loss on disposition	(9,233)	0

Loss from discontinued operations	(810,142)	(56,298)

NET LOSS	$(820,946)	$(61,235)

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2005

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
BALANCE, December 31, 2004	$2,210,305	$2,047,651	$4,257,956

Net loss	(31,787)	(29,448)	(61,235)
Partnership distributions	(67,252)	(62,303)	(129,555)
Partnership contributions	404,242	374,494	778,736

BALANCE, December 31, 2005	2,515,508	2,330,394	4,845,902

Net loss	(426,153)	(394,793)	(820,946)
Partnership distributions	(2,100,373)	(1,945,807)	(4,046,180)
Partnership contributions	12,978	12,022	25,000

BALANCE, June 30, 2006 (unaudited)	$1,960	$1,816	$3,776

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(820,946)	$(61,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	794,812	0
Loss on sale	9,233	0
Depreciation	34,850	204,670
Amortization of deferred leasing costs	8,119	19,694
Lease termination expense	2,609	0
Operating changes in assets and liabilities:
Decrease in tenant receivables, net	13,831	3,386
Increase in other assets	(38)	(22)
(Decrease) increase in accounts payable and accrued expenses	(18,352)	16,178
Increase (decrease) in due to affiliate	708	(780,584)
Decrease in deferred income	0	(6,667)

Net cash provided by (used in) operating activities	24,826	(604,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	4,028,983	0
Investment in real estate	(30,590)	(47,726)
Payment of deferred leasing costs	(9,262)	(7,079)

Net cash provided by (used in) investing activities	3,989,131	(54,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(17,197)	(158,123)
Net sale proceeds distributions to joint venture partners	(4,028,983)	0
Contributions from joint venture partners	25,000	778,736

Net cash (used in) provided by financing activities	(4,021,180)	620,613

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,223)	(38,771)

CASH AND CASH EQUIVALENTS, beginning of period	43,935	82,706

CASH AND CASH EQUIVALENTS, end of period	$36,712	$43,935

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Write-off of fully amortized deferred leasing costs	$0	$25,182

See accompanying notes.

FUND I AND FUND II TUCKER

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006 (UNAUDITED), AND 2005

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

On May 10, 2006, the Joint Venture sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $4,028,000. As of March 31, 2006, the Joint Venture recognized an impairment loss of approximately $795,000 to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $10,000.

Basis of Presentation

The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture was terminated in 2008 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

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

Revenue Recognition

The Joint Venture’s leases typically included renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases.

Lease termination income was recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture recorded the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses were recognized in full as of the sale date.

Real Estate Assets

Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Management continually monitored events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment were present, management assessed whether the respective carrying values would have been recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, the Joint Venture recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included cash and short-term investments. Short-term investments were stated at cost, which approximates fair value, and consisted of investments in money market accounts.

Due from joint venture partners

Due from joint venture partners reflected obligations from Fund I and Fund II and Fund II-OW resulting from the Joint Venture’s deficit balance.

Other Assets

Other assets as of December 31, 2006, is comprised of the following items:

2006 (unaudited)
Prepaid property insurance	$2,854
Miscellaneous	240

Total	$3,094

Prepaid property insurance was recognized in the period in which the coverage was provided. Balances without a future economic benefit were written off as they were identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund I and Fund II and Fund II-OW held ownership interests in the Joint Venture of approximately 52% and 48%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund I and Fund II and Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual in come tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund I, Fund II, and Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management received compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture generally paid Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which was assessed periodically based on market studies; or (b) in the case of commercial properties which were leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the six months ended June 30, 2006 and for the year ended December 31, 2005, the Joint Venture incurred management and leasing fees that were payable to Wells Management of $16,521 and $43,586, respectively, all of which are included in loss from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management performed certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurred the related expenses. Such expenses were allocated among these entities based on time spent on each entity by individual personnel. During 2006 and 2005, the Joint Venture reimbursed $26,485 and $39,777, respectively, to Wells Management for these services, portions of which are included in loss from discontinued operations. As of December 31, 2006, administrative reimbursements of $1,564 are included in due to affiliate in the accompanying statements of net assets in liquidation.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Heritage Place, which was sold on May 10, 2006, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations are presented below:

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31, 2005
Rental income	$224,094	$683,121
Tenant reimbursements	5,395	19,186
Interest and other income	0	16

Total property revenues	229,489	702,323

Property operating costs	132,869	409,388
Management and leasing fees	15,569	41,172
Depreciation	34,850	204,670
Amortization	8,119	19,694
Lease termination expense	2,609	0
General and administrative	41,570	83,697

Total expenses	235,586	758,621

Operating loss	(6,097)	(56,298)
Impairment loss	(794,812)	0
Loss on disposition	(9,233)	0

Loss from discontinued operations	$(810,142)	$(56,298)

FUND I AND FUND II TUCKER

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007 (UNAUDITED)

	Cost	Accumulated Depreciation

BALANCE AT DECEMBER 31, 2004	$8,579,033	$3,689,138

Additions	47,726	204,670

BALANCE AT DECEMBER 31, 2005	8,626,759	3,893,808

Additions	30,590	34,850
Dispositions	(7,862,537)	(3,928,658)
Impairments(1)	(794,812)	0

BALANCE AT DECEMBER 31, 2006 (UNAUDITED)	0	0

Additions	0	0
Dispositions	0	0

BALANCE AT DECEMBER 31, 2007 (UNAUDITED)	$0	$0

(1)

As of March 31, 2006, Fund I and Fund II Tucker wrote down the basis of the office component of Heritage Place to approximate a recently contracted sale price as a result of reducing the intended holding period.

EXHIBIT INDEX

TO

2007 FORM 10-K

OF

WELLS REAL ESTATE FUND I

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document
*3		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Registration Statement of Wells Real Estate Fund I, Exhibit B to the Prospectus, Commission File No. 2-91165)

*10	(a)	Management Agreement between Wells Real Estate Fund I and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(b)	Leasing and Tenant Coordination Agreement between Wells Real Estate Fund I and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(c)	Purchase Agreement for the acquisition of the Howell Mill Road Property dated December 27, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(d)	Leases between Wells Real Estate Fund I and Hospital Corporation of America (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(e)	Joint Venture Agreement of Wells-Baker Associates dated April 1, 1985 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(f)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(g)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(h)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(i)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(j)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, Commission File No. 0-14463)

*10	(k)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, Commission File No. 0-14463)

Exhibit Number		Description of Document

*10	(l)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, Commission File No. 0-23656)

*10	(m)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, Commission File No. 0-14463)

*10	(n)	Custodial Agency Agreement between Wells Real Estate Fund I and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, Commission File No. 0-14463)

*10	(o)	Purchase and Sale Agreement for the sale of the Crowe’s Crossing Shopping Center dated November 28, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2000, Commission File No. 0-14463)

*10	(p)	Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, Commission File No. 0-14463)

*10	(q)	Amendment to Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund I (Exhibit 4.1 to Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2002, Commission File No. 0-14463)

*10	(r)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, Commission File No. 0-14463)

*10	(s)	Purchase and Sale Agreement for the sale of Peachtree Place (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2004, Commission File No. 0-14463)

*10	(t)	First Amendment to Lease Agreement for a portion of Paces Pavilion dated March 13, 2006 (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(u)	First Amendment to Lease Agreement for a portion of Paces Pavilion dated March 13, 2006 (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(v)	Purchase and Sale Agreement for the office portion of Heritage Place (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(w)	First Amendment to Purchase and Sale Agreement for the office portion of Heritage Place (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10	(x)	Purchase and Sale Agreement for sale of condominium interest in Paces Pavilion (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund I for the quarter ended September 30, 2006, Commission File No. 0-14463)

*10(y)		Purchase and Sale Agreement for sale of Black Oak Plaza (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2006, Commission File No. 0-14463)

*10(z)		First Amendment to Purchase and Sale Agreement for sale of Black Oak Plaza (Exhibit to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2006, Commission File No. 0-14463)

Exhibit Number	Description of Document

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund I filed on September 27, 2006, Commission File No. 0-14463)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002