Form 10-Q
period 2008-03-31
WELLS REAL ESTATE FUND I
filed 2008-05-14
CIK 746259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to partners may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition included in this report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF NET ASSETS IN LIQUIDATION

AS OF MARCH 31, 2008 (UNAUDITED)

AND

AS OF DECEMBER 31, 2007

ASSETS

	(Unaudited) March 31, 2008	December 31, 2007
Cash and cash equivalents	$2,007,146	$2,894,299
Other assets	6,133	12,006

Total assets	$2,013,279	$2,906,305

LIABILITIES AND NET ASSETS IN LIQUIDATION
Accounts payable and accrued expenses	$35,271	$25,388
Due to affiliates	9,927	7,362

Total liabilities	45,198	32,750

Total net assets in liquidation	$1,968,081	$2,873,555

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

AND THE YEAR ENDED DECEMBER 31, 2007

	(Unaudited) Three Months Ended March 31, 2008	Year Ended December 31, 2007
Net assets in liquidation, beginning of period	$2,873,555	$9,472,047
Changes in net assets in liquidation attributable to:
Net income (loss)	(905,474)	601,503
Distributions to limited partners	0	(7,199,995)

Net assets in liquidation, end of period	$1,968,081	$2,873,555

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

REVENUES:
Interest and other income	$113,554

EXPENSES:
General and administrative	64,926
Equity in loss of joint venture	1,779

Total expenses	66,705

INCOME FROM CONTINUING OPERATIONS	46,849

DISCONTINUED OPERATIONS:
Operating income	28,998
Gain on sale of real estate assets	467,039

INCOME FROM DISCONTINUED OPERATIONS	496,037

NET INCOME	$542,886

NET INCOME ALLOCATED TO:
Class A limited partners:
Income from continuing operations	$46,381
Income from discontinued operations	309,280

Net income allocated to Class A limited partners	$355,661

Class B limited partners:
Income from continuing operations	$0
Income from discontinued operations	186,467

Net income allocated to Class B limited partners	$186,467

General partners:
Income from continuing operations	$468
Income from discontinued operations	290

Net income allocated to General partners	$758

NET INCOME PER LIMITED PARTNER UNIT:
Class A units:
Income from continuing operations	$0.47
Income from discontinued operations	$3.13

Net income per Class A limited partner unit	$3.60

Class B units:
Income from continuing operations	$0.00
Income from discontinued operations	$4.38

Net income per Class B limited partner unit	$4.38

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	98,716	$8,781,994	42,568	$689,109	$944	$9,472,047

Net income	0	355,661	0	186,467	758	542,886

BALANCE, March 31, 2007 (Unaudited)	98,716	$9,137,655	42,568	$875,576	$1,702	$10,014,933

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542,886
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(467,039)
Amortization	2,061
Equity in loss of joint venture	1,779
Changes in assets and liabilities:
Decrease in tenant receivables, net	84,280
Increase in other assets	(13,434)
Decrease in accounts payable and accrued expenses	(16,607)
Decrease in deferred income	(35,640)
Increase in due to affiliates	10,068

Net cash provided by operating activities	108,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate assets	3,475,407
Investment in joint venture	(5,190)

Net cash provided by investing activities	3,470,217

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,578,571

CASH AND CASH EQUIVALENTS, beginning of period	6,438,572

CASH AND CASH EQUIVALENTS, end of period	$10,017,143

See accompanying notes.

WELLS REAL ESTATE FUND I AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 (unaudited)

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

On September 6, 1984, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 5,000 units on February 15, 1985. The offering was terminated on September 5, 1986, at which time the Partnership had sold approximately 98,716 Class A Units and 42,568 Class B Units representing capital contributions of $35,321,000. Since the termination of the offering in 1986, the total number of Class B Units has decreased to 42,558 due to the rescission of certain units.

During the periods presented, the Partnership owned direct interests in the following property:

1. Black Oak Plaza(1) A retail shopping center located in Knoxville, Tennessee.

(1)	This property was sold in January 2007.

During the periods presented, the Partnership owned interests in the following joint venture:

Joint Venture	Joint Venture Partners	Properties
Fund I and Fund II Tucker(1)	• Wells Real Estate Fund I • Fund II and Fund II-OW(2)	No properties owned during the periods presented.

(1)	Fund I and Fund II Tucker was liquidated in February 2008.

(2)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through common general partners. The property described above was acquired on an all-cash basis. For further information regarding Fund I and Fund II Tucker and properties owned directly by the Partnership, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

On January 25, 2007, the Partnership sold Black Oak Plaza to an unrelated third party for a gross sale price of $3,700,000, excluding closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,555,000 and recognized a gain of approximately $543,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership has disposed of all of its real estate assets and does not intend to invest in additional properties. Effective April 1, 2007, the first day of the quarter following the completion of the sale of all of its real estate assets, the Partnership adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations, statements of cash flows, and statements of partners’ capital are no longer presented. The Partnership is focusing its resources on concluding its activities and dissolving the Partnership upon the resolution of one outstanding claim in the litigation related to partnership matters (See Note 6, Commitments and Contingencies) and has begun to wind up its affairs by distributing net sale proceeds to the limited partners of approximately $7,200,000 in May 2007. Once a definitive dissolution date is determined, the General Partners intend to establish cash reserves in an amount necessary to settle the net liabilities and distribute any proceeds that are not required to fund final dissolution costs of the Partnership to the limited partners. The General Partners will use the cash reserves to settle the outstanding net liabilities of the Partnership.

The General Partners intend to terminate the Partnership in accordance with the relevant dissolution and termination provisions of the partnership agreement and Georgia Uniform Limited Partnership Act upon the resolution of one outstanding claim in the litigation related to partnership matters discussed herein. Specifically, on behalf of the Partnership, the General Partners intend to file (i) a certificate of cancellation of the Partnership and (ii) a Form 15 with the Securities and Exchange Commission (“SEC”) in order to de-register the Partnership’s securities under the Securities Exchange Act of 1934.

Investment in Fund I and Fund II Tucker

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

Condensed financial information for Fund I and Fund II Tucker for the three months ended March 31, 2008 and 2007, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund I and Fund II Tucker	$0	$0	$0	$(3,816)	$0	$389	$0	$(3,427)

The Partnership allocated its share of operating income (loss) and gain (loss) on sale of the property generated by Fund I and Fund II Tucker to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by Fund I and Fund II Tucker are provided below:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Operating Income	Loss on Sale	Total	Operating Income	Loss on Sale	Total
Fund I and Fund II Tucker	$0	$0	$0	$389	$0	$389

4.	DISCONTINUED OPERATIONS

As a result of the sale of Black Oak Plaza, the Partnership recognized a gain of approximately $543,000. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets, the Partnership has classified the results of operations primarily related to Black Oak Plaza, which was sold on January 25, 2007, as discontinued operations in the accompanying statement of operations. The details comprising income from discontinued operations are presented below:

Three Months Ended March 31, 2007
REVENUES:
Rental and other income	$43,809
Reimbursement income	12,966

Total revenues	56,775

EXPENSES:
Property operating costs	2,680
Management and leasing fees	3,497
Amortization	2,061
Bad debt expense	14,395
General and administrative	5,144

Total expenses	27,777

Real estate operating income	28,998
Gain on sale of real estate assets	467,039

INCOME FROM DISCONTINUED OPERATIONS	$496,037

5.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management received compensation for the management and leasing of the Partnership’s properties, owned directly or through Fund I and Fund II Tucker, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which was assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through Fund I and Fund II Tucker was $3,038 for the three months ended March 31, 2007.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,196 and $42,244 payable to Wells Capital and Wells Management for the three months ended March 31, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis. As of March 31, 2008 and December 31, 2007, due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Economic Dependency

The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start- up phase of its operations. As of March 31, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of April 30, 2008, the amount of the debt guaranteed by WREF was equal to approximately $127.3 million.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the

Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005, judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court’s dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership’s condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross-appeal by affirming the trial court’s denial of the defendants’ request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. On August 15, 2007, the plaintiffs filed a petition for writ of certiorari with the Georgia Supreme Court requesting review of the Georgia Court of Appeals’ decision on the breach of fiduciary duty claims in counts I and V. The plaintiffs’ petition for writ of certiorari was denied in a judgment entered by the Georgia Supreme Court on January 7, 2008, resulting in the successful resolution of counts I, IV, and V. The trial court adopted the judgment of the Georgia Court of Appeals in an Order entered in Gwinnett Superior Court on August 6, 2007. In November 2007, the Wells defendants filed motions for summary judgment on counts II and III in the trial court. The plaintiffs moved to dismiss count III as moot, and the Court entered an Order of dismissal with prejudice as to count III. On April 10, 2008, the Court entered an Order that granted summary judgment in favor of the defendants on count II. The time period for the plaintiffs to file either a motion to reconsider or a notice of appeal from this Order expired on May 12, 2008. Absent a timely filed motion to reconsider or notice of appeal, the case is concluded. At this time, the defendants have not been notified that either a motion to reconsider or notice of appeal was timely filed.

As of March 31, 2008, Wells Capital had incurred a total of approximately $980,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances, including if they are successful in defending such litigation, upon the conclusion of this litigation. Pursuant to the indemnification provisions of the partnership agreement, the Partnership reimbursed Wells Capital $871,332 of these legal fees in the first quarter of 2008 as a result of the successful resolution of counts I, III, IV, and V. At this time, management is unable to determine the likelihood of whether the plaintiffs will file a motion to reconsider or a notice of appeal relating to count II. Accordingly, no reserves have been provided for in the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are in the disposition-and-liquidation phase of our life cycle. We have sold all of our real estate assets with the sale of Black Oak Plaza, which closed in the first quarter of 2007. As a result of having sold all of the properties, we will focus resources on concluding the Partnership’s activities and dissolving the Partnership upon the resolution of the one outstanding claim in the litigation related to partnership matters (See Part II, Item 1, Legal Proceedings).

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

Liquidity and Capital Resources

Short-Term Liquidity

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $45,000 as of March 31, 2008. We anticipate that we will be able to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein and any final dissolution costs using current and future operating cash flow and net sale proceeds currently being reserved.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net sale proceeds that were generated from the sale of our properties as previously described.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. We anticipate using operating cash and net property sale proceeds in order to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the partnership associated with its final dissolution. As of March 31, 2008, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2008	Undistributed Net Sale Proceeds Being Reserved as of March 31, 2008
Property Sold				Amount	Purpose

Peachtree Place (partial sale in 2000)	$704,496	90.0%	$633,695	$633,695	• Payment of deferred management fee	$0	$0

Crowe’s Crossing (sold in 2001)	$6,486,652	100%	6,486,652	1,481,087	• Payment of deferred management fee	5,005,565	0

Cherokee Commons (sold in 2001)	$8,414,089	25.3%	2,126,109	23,331	• Payment of deferred management fee	2,102,778	0

Heritage Place retail portion (sold in 2003)	$3,207,708	51.9%	1,665,121	266,967	• Payment of deferred management fee	1,398,154	0

Peachtree Place (remainder sold in 2004)	$953,670	90.0%	857,826	253,200	• Payment of deferred management fee	604,626	0

Heritage Place office portion (sold in 2006)	$4,028,043	51.9%	2,090,957	0		2,090,957	0

Paces Pavilion (sold in 2006)	$4,065,700	100.0%	4,065,700	0		4,065,700	0

Black Oak Plaza (sold in 2007)	$3,554,974	100.0%	3,554,974	300,000	• Payment of legal expenses	1,332,218	1,922,756

Total			$21,481,034	$2,958,280		$16,599,998	$1,922,756

Our General Partners have reserved net sale proceeds of approximately $1.9 million to fund any additional legal costs or indemnification obligations in connection with the litigation discussed herein, and any remaining expenses and obligations of the Partnership associated with its final dissolution. In February 2008, the Partnership reimbursed Wells Capital $871,332 in legal fees it had incurred in connection with certain litigation involving the Partnership in accordance with the indemnification provisions of the partnership agreement from operating cash reserves and net sale proceeds (see Part II, Item 1, Legal Proceedings).

Changes in Net Assets in Liquidation

We have begun to dissolve the Partnership by, among other things, selling all of our real estate assets and liquidating Fund I and Fund II Tucker by collecting the outstanding receivables, satisfying outstanding payables, and distributing residual cash balances to the joint venture partners. In connection therewith, our net assets in liquidation fluctuated during the three months ended March 31, 2008, primarily as a result of incurring expenses associated with certain litigation involving the Partnership in accordance with the indemnification provisions of the partnership agreement (see Part II, Item 1, Legal Proceedings).

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

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate general partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one of the defenses asserted by defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects on the defendants’ and plaintiffs’ motions for attorneys’ fees and expenses. By Orders entered May 24, 2006, the Court denied the plaintiffs’ and the defendants’ motions to recover attorneys’ fees and expenses of litigation. Also by Orders entered May 24, 2006, the Court re-entered its July 1, 2005, judgments granting the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint, so as to allow the plaintiffs 30 days within which to file a notice of appeal. On or about June 21, 2006, the plaintiffs filed a notice of appeal with respect to the Court’s Order granting the defendants’ motions to dismiss and for summary judgment. On July 5, 2006, the defendants filed a notice of cross appeal with respect to the Court’s Order denying the defendants’ motion for attorneys’ fees and expenses of litigation. On August 18, 2006, the appeal and cross appeal were docketed in the Georgia Court of Appeals. On July 10, 2007, the Georgia Court of Appeals entered a decision that affirmed the trial court rulings in favor of the defendants for summary judgment on the main counts I and V alleging breach of fiduciary duty and fraud or negligence in communications with limited partners and other conduct by the General Partners. The decision also affirmed the trial court’s dismissal of count IV alleging breach of contract in connection with the June 2000 consent solicitation. The decision reversed the dismissal on two counts, finding that the plaintiffs had standing to assert as direct claims in count II alleging breach of fiduciary duty by the General Partners’ decision not to negotiate for a settlement in a prior related action and in count III alleging that the April 2002 consent solicitation for approval of an amendment to allow net sale proceeds to be reinvested in the Partnership’s condominium property, Paces Pavilion, was invalid. The decision reversing dismissal of counts II and III does not mean those claims have merit, but only that the plaintiffs have standing to proceed in an action for either or both of those two counts. The decision also ruled on the cross-appeal by affirming the trial court’s denial of the defendants’ request for an award of litigation fees and expenses. The plaintiffs then filed a motion for reconsideration of this decision, and on July 26, 2007, the Court of Appeals denied the plaintiffs’ motion for reconsideration. On July 31, 2007, the plaintiffs filed a notice of intention to petition the Georgia Supreme Court for a writ of certiorari to review the judgment of the Georgia Court of Appeals. On August 15, 2007, the plaintiffs filed a petition for writ of certiorari with the Georgia Supreme Court requesting review of the Georgia Court of Appeals’ decision on the breach of fiduciary duty claims in counts I and V. The plaintiffs’ petition for writ of certiorari was denied in a judgment entered by the Georgia Supreme Court on January 7, 2008, resulting in the successful resolution of counts I, IV, and V. The trial court adopted the judgment of the Georgia Court of Appeals in an Order entered in Gwinnett Superior Court on August 6, 2007. In November 2007, the Wells defendants filed motions for summary judgment on counts II and III in the trial court. The plaintiffs moved to dismiss count III as moot, and the Court entered an Order of dismissal with prejudice as to count III. On April 10, 2008, the Court entered an Order that granted summary judgment in favor of the defendants on count II. The time period for the plaintiffs to file either a motion to reconsider or a notice of appeal from this Order expired on May 12, 2008. Absent a timely filed motion to reconsider or notice of appeal, the case is concluded. At this time, the defendants have not been notified that either a motion to reconsider or notice of appeal was timely filed.

As of March 31, 2008, Wells Capital had incurred a total of approximately $980,000 in legal fees, costs, and expenses related to defending against the Hendry Action. The indemnification provisions of the partnership agreement require the Partnership to indemnify the General Partners for their costs of defending the Hendry Action under certain circumstances, including if they are successful in defending such litigation, upon the conclusion of this litigation. Pursuant to the indemnification provisions of the partnership agreement, the Partnership reimbursed Wells Capital $871,332 of these legal fees in the first quarter of 2008 as a result of the successful resolution of counts I, III, IV, and V. At this time, management is unable to determine the likelihood of whether the plaintiffs will file a motion to reconsider or a notice of appeal relating to count II. Accordingly, no reserves have been provided for in the accompanying financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND I (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 12, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 12, 2008	/s/ DOUGLAS P. WILLIAMS
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